Form 10-Q
period 2022-03-31
Embrace Change Acquisition Corp.
filed 2022-07-21
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

EMBRACE CHANGE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-41397	N/A
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5186 Carroll Canyon Rd
San Diego, CA 92121
(Address of Principal Executive Offices) (Zip Code)
(858) 688-4965
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one warrant	EMCGU	The Nasdaq Stock Market LLC
Ordinary Shares	EMCG	The Nasdaq Stock Market LLC
Warrants	EMCGW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of July 20, 2022,
there were 1,868,750 ordinary shares, $0.0001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets of December 31, 2021 (audited) and March 31, 2022 (unaudited)	1
Statements of Operations for three months ended March 31, 2022 (unaudited), for the period from March 3, 2021 (inception) through March 31, 2021 (unaudited) and for the period from March 3, 2021 (inception) through December 31, 2021 (audited)	2
Statements of Changes in Shareholders’ Equity for three months ended March 31, 2022 (unaudited), for the period from March 3, 2021 (inception) through March 31, 2021 (unaudited) and for the period from March 3, 2021 (inception) through December 31, 2021 (audited)	3
Statement of Cash Flows for three months ended March 31, 2022 (unaudited), for the period from March 3, 2021 (inception) through March 31, 2021 (unaudited) and for the period from March 3, 2021 (inception) through December 31, 2021 (audited)	4
Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Statements	14
Item 3. Quantitative and Qualitative Disclosure about Market Risks	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	1 8
Signatures	19

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset – cash	$4,602	$4,602
Deferred offering costs	169,528	164,448

Total Assets	$174,130	$169,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Promissory note – related party	$152,360	$147,280
Total Current Liabilities	152,360	147,280

Commitments and Contingencies	—	—
Stockholders’ Equity
Ordinary Shares, par value $ 0.0001; 500,000,000 shares authorized; 1,868,750 issued and outstanding (1)	187	187
Additional paid-in capital	24,813	24,813
Accumulated deficit	(3,230)	(3,230)

Total Stockholders’ Equity	21,770	21,770

Total Liabilities and Stockholders’ Equity	$174,130	$169,050

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF OPERATIONS

	Three months ended March 31, 2022	For the Period from March 3, 2021 (inception) through March 31, 2021	For the Period from March 3, 2021 (inception) through December 31, 2021
	(Unaudited)	(Unaudited)	(Audited)
Operating costs	$—	$(3,230)	$(3,230)

Net Loss	—	$(3,230)	$(3,230)

Weighted average shares outstanding, basic and diluted (1)	1,625,000	1,625,000	1,625,000

Basic and diluted net loss per ordinary share	(0.00)	(0.00)	$(0.00)

(1)	Excludes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount
Balance – December 31, 2021 (Audited)	1,868,750	$187	$24,813	$(3,230)	$21,770
Net loss	—	—	—	—	—

Balance – March 31, 2022 (Unaudited)	1,868,750	$187	$24,813	$(3,230)	$21,770

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Ordinary shares to Sponsor (1)	1,868,750	187	24,813	—	25,000
Net loss	—	—	—	(3,230)	(3,230)

Balance – March 31, 2021 (Un a udited)	1,868,750	$187	$24,813	$(3,230)	$21,770

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Ordinary shares to Sponsor (1)	1,868,750	187	24,813	—	25,000
Net loss	—	—	—	(3,230)	(3,230)

Balance – December 31, 2021 (Audited)	1,868,750	$187	$24,813	$(3,230)	$21,770

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2022	For the Period from March 3, 2021 (inception) through March 31, 2021	For the Period from March 3, 2021 (inception) through December 31, 2021
	(Unaudited)	(Unaudited)	(Audited)
Cash flows from Operating Activities:
Net Loss	$—	$(3,230)	$(3,230)
Changes in operating assets and liabilities:
Operating costs	—	3,230	3,230

Net cash used in operating activities	—	—	—
Cash Flows from Financing Activities:
Proceeds from issuance of Ordinary shares to Sponsor	—	—	25,000
Proceeds from Promissory note	—	—	105,500
Payment of offering costs	—	—	(125,898)

Net cash provided by financing activities	—	—	4,602

Net Change in Cash	—	—	4,602
Cash – Beginning of period	4,602	—	—

Cash – Ending of period	$4,602	$—	$4,602

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	5,080	—	38,550
The accompanying notes are an integral part of these financial statements

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Embrace Change Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 3, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company may pursue a business combination target in any business or industry.
At March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 6,500,000 units at $10.00 per unit (or 7,475,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 342,500 Units (or 376,625 Units if the underwriters’ over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor,
Wuren Fubao Inc. (the “Sponsor”), that will close simultaneously with the Proposed Offering. The Company intends to list the Units on the Nasdaq Global Market (“NASDAQ”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering, including the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a business combination only if the Company have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and, solely if a vote is held to approve a business combination, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Ordinary shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Ordinary shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.
The Company will have until 12 months from the closing of the Proposed Offering (or up to 18 months from the closing of this offering if the Company extend the period of time to consummate a business combination by the full amount of time) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Offering price per Unit ($10.00).

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
At December 31, 2021, the Company had cash of $4,602 and working capital deficit of $142,678. At
March 31, 2022, the Company had cash of $4,602 and working capital deficit of $147,758. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through a Proposed Public Offering as discussed in Note 3. The Company cannot assure you that its plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from its inability to consummate this offering or its inability to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging growth company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth co mpa
nies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and March 31, 2022, the Company had $4,602 cash and there were no cash equivalents.
Deferred offering costs
Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholder’s equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.
Income taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from March 3, 2021 (inception) to December 31, 2021 and three month ended March 31, 2022.
Net loss per share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 243,750 shares of Ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Recently issued accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Risks and Uncertainties
Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. PROPOSED OFFERING
Pursuant to the Proposed Offering, the Company will offer for sale up to 6,500,000 Units (or 7,475,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share, one warrant (“Public Warrant”) and one right. Each Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per whole share (see Note 7). Each right entitles the holder thereof to receive one-eighth (1/8) of one ordinary share upon consummation of our initial business combination.
NOTE 4. PRIVATE PLACEMENT
The Sponsor has committed to purchase an aggregate of 342,500 Private Units (or 376,625 Private Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Unit, ($3,425,000 in the aggregate, or $3,766,250 in the aggregate if the underwriters’ over-allotment is exercised in full), from the Company in a private placement that will occur simultaneously with the closing of the Proposed Offering. The proceeds from the sale of the Private Units will be added to the net proceeds from the Proposed Offering held in the Trust Account. The Private Units are identical to the Units sold in the Proposed Offering, except for the private warrants (“Private Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS Ordinary shares
During the period ended December 31, 2021, the Company issued an aggregate of 2,156,250 shares of Ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. Such Ordinary shares includes an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Private Units and underlying securities).
Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to initial business combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Proposed Offering. The note is no
n-interest

bearing and payable on the earlier the consummation of this offering or the abandonment of this offering. These amounts will be repaid upon completion of this offering out of the $650,000 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2021, the Company had borrowed $147,280 under the promissory note with our sponsor. As of March 31, 2022, the Company had borrowed $152,360 under the promissory note with our sponsor.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
ARC Group Limited, the financial advisor of the Company’s Sponsor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay ARC Group Limited $10,000 per month for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES Registration Rights
The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the private units and the underlying private shares and private warrants, and the units issuable upon conversion of working capital loans and the underlying ordinary shares, warrants and rights, pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in this offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in this offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.
Underwriting Agreement
The Company will grant the underwriters a 45-day option to purchase up to 975,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions.
The underwriters will be entitled to a cash underwriting discount of: (i) one percent (1.00%) of the gross proceeds of the Proposed Offering, or $650,000 (or up to $747,500 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Proposed Offering, or $2,275,000 (or up to $2,616,250 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company shall pay the representative of the underwriters, at closing of the Proposed Public Offering, 1.00% of the gross proceeds in the Company’s ordinary shares or 65,000 ordinary shares (or up to 74,750 ordinary shares if the underwriters’ over-allotment is exercised in full).

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Right of First Refusal
For a period beginning on the closing of this offering and ending 6 months from the closing of a business combination, the Company have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in this offering.
NOTE 7. SHAREHOLDER’S EQUITY
Ordinary Shares
—The Company is authorized to issue 500,000,000 ordinary shares of with a par value of $0.0001 per share. Holders of the Company’s Ordinary shares are entitled to one vote for each share. At December 31, 2021 and March 31, 2022, there were 2,156,250 shares of Ordinary shares issued and outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. 1,625,000 of such ordinary shares were held by the Sponsor and 243,750 of such shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full so that the Initial Shareholders will own 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Private Units).
Warrants —
Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The warrants will become exercisable 30 days after the completion of an initial business combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary share issuable upon exercise of the Warrants and a current prospectus relating to such ordinary share. Notwithstanding the foregoing, if a registration statement covering the ordinary share issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Warrants are exercisable,

•	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

•
if, and only if, the reported last sale price of the ordinary share equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Warrant holders, and

•
if, and only if, there is a current registration statement in effect with respect to the ordinary share underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The private warrants (including the ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination and they will not be redeemable by the Company so long as they are held by the initial shareholders or their permitted transferees. The initial shareholders, or their permitted transferees, have the option to exercise the private warrants on a cashless basis.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary share issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
Rights
— Each holder of a right will receive one-eighth (1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
Additionally, in no event will the Company be required to net cash settle the rights. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to July
20
, 2022, the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Embrace Change,” “our,” “us” or “we” refer to Embrace change Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated in the Cayman Islands for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our IPO.
Liquidity and Capital Resources
Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares and advances from our sponsor, Wuren Fubao Inc., in an aggregate amount of $152,360. We estimate that the net proceeds from (1) the sale of the units in our IPO, after deducting offering expenses of approximately $650,000 and underwriting discounts and commissions of $650,000 and (2) the sale of the private units for a purchase price of $3,425,000 (or up to $3,766,250 if the underwriters’ over-allotment option is exercised in full), will be $67,125,000 (or $77,118,750 if the over-allotment option is exercised in full), of which amount $66,625,000 (or $76,618,750 if the over-allotment is exercised in full) will be held in the trust account (which includes up to approximately $2,275,000 (or up to $2,616,250 if the over-allotment option is exercised in full, for the payment of deferred underwriting commissions). The remaining estimated $500,000 will not be held in the trust account.

We intend to use substantially all of the net proceeds of our IPO and the sale of the private units, including the funds held in the trust account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.
We believe that, upon consummation of our IPO, the estimated $500,000 of net proceeds not held in the trust account, along with interest on the funds held in the trust account that is available to us, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$70,000 of expenses for the legal, accounting and other third-party expenses in connection with initial business combination;

•	$100,000 of expenses for the search for target businesses, due diligence investigations, structuring and negotiating of our initial business combination;

•	$50,000 of expenses relating to our SEC filing obligations and other legal and accounting fees related to regulatory reporting obligations;

•	$180,000 of expenses for the payment for utilities and secretarial and administrative support; and

•	$100,000 for general working capital that will be used for miscellaneous expenses.
If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Critical Accounting Estimates — “Deferred Offering Costs”
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the proposed public offering and that will be charged to shareholder’s equity upon the completion of the proposed public offering. It may reduce the booked value of shareholders’ equity.
Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results
As of the date of this report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company we are not required to make disclosures under this Item
.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 (File Nos. 333-258221 and 333-265184) for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders on April 20, 2021. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, resulting in 1,868,750 shares being outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $0.013 per share.
We have not commenced our IPO yet so no registered securities have been offered and no use of proceeds can be reported.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 20, 2022	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)