Form 10-Q
period 2022-06-30
Embrace Change Acquisition Corp.
filed 2022-08-12
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2022, there were 9,688,747 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets of December 31, 2021 (audited) and June 30, 2022 (unaudited)	1
Statements of Operations for three months ended June 30, 2022 (unaudited), three months ended June 30, 2021 (unaudited), six months ended June 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through June 30, 2021 (unaudited)	2
Statements of Changes in Shareholders’ Equity for six months ended June 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through June 30, 2021 (unaudited)	3
Statements of Cash Flows for six months ended June 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Statements	14
Item 3. Quantitative and Qualitative Disclosure about Market Risks	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset – cash	$3,602	$4,602
Deferred offering costs	177,646	164,448

Total Assets	$181,248	$169,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Promissory note – related party	$159,478	$147,280
Total Current Liabilities	159,478	147,280

Commitments and Contingencies	—	—
Stockholders’ Equity
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 1,868,750 issued and outstanding (1)	187	187
Additional paid-in capital	24,813	24,813
Accumulated deficit	(3,230)	(3,230)

Total Stockholders’ Equity	21,770	21,770

Total Liabilities and Stockholders’ Equity	$181,248	$169,050

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF OPERATIONS

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the Period from March 3, 2021 (inception) through June 30, 2021	Three months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating costs	$—	$—	$(3,230)	$—

Net Loss	—	—	$(3,230)	—

Weighted average shares outstanding, basic and diluted (1)	1,625,000	1,625,000	1,625,000	1,625,000

Basic and diluted net loss per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)

(1)	Excludes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount
Balance – December 31, 2021 (Audited)	1,868,750	$187	$24,813	$(3,230)	$21,770
Net loss	—	—	—	—	—

Balance – March 31, 2022 (Unaudited)	1,868,750	$187	$24,813	$(3,230)	$21,770

Net loss	—	—	—	—	—

Balance – June 30, 2022 (Unaudited)	1,868,750	$187	$24,813	$(3,230)	$21,770

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,230)	(3,230)
Balance – March 31, 2021 (Unaudited)	—	—	—	(3,230)	(3,230)

Issuance of Ordinary shares to Sponsor (1)	1,868,750	187	24,813	—	25,000
Balance – June 30, 2021 (Unaudited)	1,868,750	$187	$24,813	$(3,230)	$21,770

(1)	Includes an aggregate of 243,750 shares of Ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2022	For the Period from March 3, 2021 (inception) through June 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities:

Net Loss	$—	$(3,230)
Changes in operating assets and liabilities:
Operating costs	—	3,230

Net cash used in operating activities	—	—
Cash Flows from Financing Activities:
Proceeds from issuance of Ordinary shares to Sponsor	—	25,000
Proceeds from Promissory note	—	100,500
Payment of offering costs	(1,000)	(104,125)

Net cash provided by (used in) financing activities	(1,000)	21,375

Net Change in Cash	(1,000)	21,375
Cash – Beginning of period	4,602	—

Cash – Ending of period	$3,602	$21,375

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	12,198	—
The accompanying notes are an integral part of these unaudited financial statements

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
At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per- share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
Going Concern Consideration
At December 31, 2021, the Company had cash of $4,602 and working capital deficit of $142,678. At June 30, 2022, the Company had cash of $3,602 and working capital deficit of $155,876. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through a Proposed Public Offering as discussed in Note 3. The Company cannot assure you that its plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from its inability to consummate this offering or its inability to continue as a going concern.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company had $4,602 cash and there were no cash equivalents. As of June 30, 2022, the Company had $3,602 cash and there were no cash equivalents.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from March 3, 2021 (inception) to June 30, 2021 and six month ended June 30, 2022.
Net loss per share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 243,750 shares of Ordinary shares that are subject to forfeiture if the over- allotment option is not exercised by the underwriters (see Note 7). At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note — Related Party
On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest
bearing and payable on the earlier the consummation of this offering or the abandonment of this offering. These amounts will be repaid upon completion of this offering out of the $650,000 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2021, the Company had borrowed $147,280 under the promissory note with our sponsor. As of June 30, 2022, the Company had borrowed $159,478 under the promissory note with our sponsor.

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
NOTE 7. STOCKHOLDERS’ EQUITY
Ordinary Shares
—The Company is authorized to issue 500,000,000 ordinary shares of with a par value of $0.0001 per share. Holders of the Company’s Ordinary shares are entitled to one vote for each share. At December 31, 2021 and June 30, 2022, there were 2,156,250 shares of Ordinary shares issued and outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. 1,625,000 of such ordinary shares were held by the Sponsor and 243,750 of such shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full so that the Initial Shareholders will own 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Private Units).
Warrants
—Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The warrants will become exercisable 30 days after the completion of an initial business combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary share issuable upon exercise of the Warrants and a current prospectus relating to such ordinary share. Notwithstanding the foregoing, if a registration statement covering the ordinary share issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
Rights
— Each holder of a right will receive
one-eighth
(1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as-
converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
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
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue.
On August 12, 2022, Embrace Change Acquisition Corp. (the “Company”) consummated its initial public offering (the “IPO”) (as disclosed in Note 3) of 7,392,855 units (the “Units”), including the issuance of 829,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”). Each Unit consists of one ordinary share, one warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the prospectus. Each right entitles the holder thereof to acquire one-eighth of one ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $73,928,550.
Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500.
As of August 12, 2022, a total of $75,776,763.75 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Embrace Change,” “our,” “us” or “we” refer to Embrace change Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.
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
Liquidity and Capital Resources
Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founder shares and advances from our sponsor, Wuren Fubao Inc., in an aggregate amount of $159,478. We estimate that the net proceeds from (1) the sale of the units in our IPO, after deducting offering expenses of approximately $650,000 and underwriting discounts and commissions of $650,000 and (2) the sale of the private units for a purchase price of $3,425,000 (or up to $3,766,250 if the underwriters’ over-allotment option is exercised in full), will be $67,125,000 (or $77,118,750 if the over- allotment option is exercised in full), of which amount $66,625,000 (or $76,618,750 if the over-allotment is exercised in full) will be held in the trust account (which includes up to approximately $2,275,000 (or up to $2,616,250 if the over-allotment option is exercised in full, for the payment of deferred underwriting commissions). The remaining estimated $500,000 will not be held in the trust account.

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
As a smaller reporting company we are not required to make disclosures under this Item.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders on April 20, 2021. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, resulting in 1,868,750 shares being outstanding. As a result of the partial exercise of the representative’s over-allotment option, an aggregate of 20,536 founder shares were forfeited to us, resulting in an aggregate of 1,848,214 founder shares issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).
On August 12, 2022, we consummated our IPO of units (the “Units”), including the issuance of 892,855 Units as a result of the partial exercise of the representative’s over-allotment option. The Units issued in the IPO were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $73,928,550. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as the sole book-running manager for the IPO. US Tiger Securities, Inc. acted as the co-manager for the IPO. The securities in the IPO were registered under the Securities Act on two registration statements on Form S-1 (File Nos. 333-258221 and 333-265184) (as amended, the “Registration Statement”). The Securities and Exchange Commission declared the registration statements effective on May 16, 2022 and August 9, 2022, respectively.
Simultaneous with the consummation of the IPO, we consummated the private placement (“Private Placement”) with the sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
As of August 12, 2022, a total of $75,776,763.75 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the our public shareholders. This includes $72,039,263.75 of the net proceeds from the IPO (which amount includes $2,587,499 of the underwriters’ deferred discount) and $3,737,500 from the Private Placement.
Transaction costs included $739,285.50 of up-front underwriting fees and a deferred discount of $2,587,499. As of closing, $756,400.75 of the proceeds from the IPO was held outside of the Trust Account and is available for working capital purposes.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this
Form 10-Q.
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

Dated: August 12, 2022	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)