Form 10-Q
period 2022-09-30
Embrace Change Acquisition Corp.
filed 2022-11-08
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
November
8
,
 2022, there were 9,688,748 ordinary shares, $0.0001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets of December 31, 2021 (audited) and September 30, 2022 (unaudited)	1
Statements of Operations for the three months ended September 30, 2022 (unaudited), for the three months ended September 30, 2021 (unaudited), for the nine months ended September 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through September 30, 2021 (unaudited)	2
Statements of Changes in Shareholders’ Equity (Deficit) for the nine months ended September 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through September 30, 2021 (unaudited)	3
Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from March 3, 2021 (inception) through September 30, 2021 (unaudited)	4
Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Statements	14
Item 3. Quantitative and Qualitative Disclosure about Market Risks	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
C ash	$479,411	$4,602
Deferred offering costs	—	164,448

Total Current Assets	479,411	169,050
Marketable securities held in Trust Account	75,900,354	—
Total Assets	$76,379,765	$169,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Promissory note – related party	$—	$147,280
Accrued expenses	33,133	—

Total Current Liabilities	33,133	147,280
Deferred underwriter fee payable	2,587,499	—

Total Liabilities	2,620,632	147,280

Commitments and Contingencies (Note 6 )
Ordinary shares subject to possible redemption, 7,392,855 shares issued and outstanding at redemption value of $ 10.27 per share at September 30, 2022 and 0 shares issued and outstanding at December 31, 202 1	75,900,354	—

Stockholders’ Equity (Deficit)
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 7,392,855 shares subject to redemption) and 1,848,214 shares issued and outstanding at September 30, 2022 and December 31, 2021	230	185
Additional paid-in capital	—	24,815
Accumulated deficit	(2,141,451)	(3,230)

Total Stockholders’ Equity (Deficit)	(2,141,221)	21,770

Total Liabilities and Stockholders’ Equity (Deficit)	$76,379,765	$169,050

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF OPERATIONS

				For the
				Period from
				March 3,
	For the Three	For the Three	For the Nine	2021
	months	months	months	(inception)
	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$(154,247)	$—	$(154,247)	$(3,230)

Loss from operations	(154,247)	—	(154,247)	(3,230)

Other income and expense:
Investment income earned on investments held in Trust Account	123,590	—	123,590	—

Net Loss	$(30,657)	$—	$(30,657)	$(3,230)

Weighted average shares outstanding, basic and diluted	6,109,374	1,848,214	3,284,209	1,848,214

Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part
of
these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance – December 31, 2021 (Audited)	1,848,214	$185	$24,815	$(3,230)	$21,770
Net loss	—	—	—	—	—

Balance – March 31, 2022 (Unaudited)	1,848,214	$185	$24,815	$(3,230)	$21,770
Net loss	—	—	—	—	—

Balance – June 30, 2022 (Unaudited)	1,848,214	$185	$24,815	$(3,230)	$21,770
Sale of IPO Unit	7,392,855	739	73,927,811	—	73,928,550
Sale of Private Placement Units	373,750	38	3,737,462	—	3,737,500
Offering and Underwriting costs	—	—	(3,898,030)	—	(3,898,030)
Ordinary shares subject to possible redemption	(7,392,855)	(739)	(75,776,025)	—	(75,776,764)
Issuance of representative share s	73,929	7	(7)	—	—
Accretion APIC to deficit	—	—	1,983,974	(1,983,974)	—
Net loss	—	—	—	(30,657)	(30,657)
Re-measurement of ordinary shares subject to redemption	—	—	—	(123,590)	(123,590)

Balance – September 30, 2022 (Unaudited)	2,295,893	$230	$—	$(2,141,451)	$(2,141,221)

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,230)	(3,230)

Balance – March 31, 2021 (Unaudited)	—	—	—	(3,230)	(3,230)
Issuance of Ordinary shares to Sponsor (1)	1,848,214	185	24,815	—	25,000
Balance – June 30, 2021 (Unaudited)	1,848,214	$185	$24,815	$(3,230)	$21,770
Net loss	—	—	—	—	—

Balance – September 30, 2021 (Unaudited)	1,848,214	$185	$24,815	$(3,230)	$21,770

(1)
Prior to the Initial Public Offering, the Company issued 1,437,500 ordinary shares to our initial shareholders. On October 24, 2021, the Company declared a share dividend of 0.50 shares for each outstanding share, resulting in an aggregate of 2,156,250 founder shares being issued. The aggregate purchase price for the founder shares was $25,000. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s
Over-Allotment
Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor.

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS

		For the
		Period from
		March 3,
	For the Nine	2021
	months	(inception)
	ended	through
	September 30,	September 30,
	2022	2021
	(Unaudited)	(Unaudited)

Cash flows from Operating Activities:
Net Loss	$(30,657)	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(123,590)	—
Changes in operating assets and liabilities:
Accrued expenses	33,133	(122,668)

Net cash used in operating activities	(121,114)	(125,898)
Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(75,776,764)	—

Net cash used in investing activities	(75,776,764)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	73,214,265	—
Proceeds from sale of private placement units	3,737,500	—
Proceeds from Promissory note	—	105,500
Repayment of promissory note - related party	(159,478)	—
Payment of offering costs	(419,600)	—

Net cash provided by (used in) financing activities	76,372,687	130,500

Net Change in Cash	474,809	4,602
Cash – Beginning of period	4,602	—

Cash – Ending of period	$479,411	$4,602

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	(12,198)	—
Deferred offering costs included in accrued offering costs	—	125,898
Deferred underwriting fee payable	2,587,499	—
Initial Valuation of ordinary shares subject to possible redemption	75,776,764	—
Re-measurement of ordinary shares subject to redemption (1)	123,590	—

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Wuren Fubao Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2022. On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering”), and incurring offering costs of $3,898,030, of which $2,587,499 was for deferred underwriting commissions (see Note
6
). As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were forfeited to the Company of which was reflected retroactively.
Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500 (see Note 4).
Following the closing of the Initial Public Offering on August 12, 2022, an amount of $75,776,764 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”) and may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of September 30, 2022, the Company had $479,411 of cash in its operating bank account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Certificate of Incorporation. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $479,411 in cash as of September 30, 2022 outside of trust account. The Company had $4,602 in cash as of December 31, 2021 outside of trust account. The Company had no
cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2022, the estimated fair values of investments held in Trust Account was $75,900,354. And as of December 31, 2021, the Company had $0 investments held in Trust Account.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. With the partial exercise of the over-allotment, offering cost amounted to $3,898,030 consisting of $739,286 of up-front underwriting fees and a deferred discount of
 $2,587,499
and $571,245 of other costs, were charged to additional paid-in capital upon completion of the Public Offering.
Ordinary Shares Subject to Possible Redemption
As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including s ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on September 30, 2022, 7,392,855 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to September 30, 2022.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000.
On September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Net Loss Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Private Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net loss per ordinary share:
Schedule of Basic and Diluted Net Loss Per Share

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For The Period from March 3, 2021 (inception) through September 30, 2021
Net loss	$(30,657)	$—	$(30,657)	$(3,230)
Denominator: weighted average number of ordinary shares	6,109,374	1,848,214	3,284,209	1,848,214
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Risks and Uncertainties
Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING
On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 Units (including the issuance of 892,855 Units as a result of the underwriter’s partial exercise of its over-allotment option), at $10.00 per Unit, generating gross proceeds of $73,928,550.
Each Unit consists of one ordinary share, one warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the prospectus. Each right entitles the holder thereof to acquire one-eighth of one ordinary share (see Note 7).
As of August 12, 2022, the Company incurred offering costs of approximately $3,898,030, of which $2,587,499 was for deferred underwriting commissions.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500.
The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s trust account with respect to the private shares, which will expire worthless if the Company does not consummate a business combination. With respect to the private warrants (“Private Warrants”), as described in Note 7, the warrant agent shall not register any transfer of private warrants until after the consummation of an initial business. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
During the period ended December 31, 2021, the Company issued an aggregate of 2,156,250 shares of Ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after IPO (assuming the initial shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Private Units and underlying securities).
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
Promissory Note — Related Party
On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier the consummation of this offering or the abandonment of this offering. As of September 30, 2022, the Company had borrowed $159,478 under the promissory note with our sponsor. On August 15, 2022, the Company has repaid $159,478 under the promissory note in full with the sponsor and this promissory note was terminated.

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
ARC Group Limited, the financial advisor of the Company’s Sponsor, has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay ARC Group Limited $10,000 per month for these services. As of September 30, 2022, the Company has paid $20,000 for the service provided by ARC Group Ltd. under this agreement.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, the Company has not borrowed any amount under such loans.
Representative Shares
In connection with the IPO, the Company issued the Representative 73,929 shares upon partial exercise of the Over-allotment Option (the “Representative Shares”). The holders of the representative shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 12 months from the closing of this offering (or up to a total of 18 months at the election of the Company in up to six one-month extensions subject to satisfaction of certain conditions, including the deposit of $369,643 as the underwriters’ over-allotment option is partially exercised ($0.05 per unit in either case) for each one month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) to consummate a Business Combination (the “Combination Period”).
The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The underwriters purchased the 892,855 of additional Units to cover over-allotments, less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the IPO shares in the Company’s ordinary shares or 73,929 ordinary shares as the underwriters’ over-allotment is partially exercised.
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
NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)
Ordinary Shares
— The Company is authorized to issue 500,000,000 ordinary shares of with a par value of $0.0001 per share. Holders of the Company’s Ordinary shares are entitled to one vote for each share.
Prior to the offering, the Company issued 1,437,500 ordinary shares to our initial shareholders. On October 24, 2021, the Company declared a share dividend of 0.50 shares for each outstanding share, resulting in an aggregate of 2,156,250 founder shares being issued. The aggregate purchase price for the founder shares was $25,000.
On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by
Sponsor. As of December 31, 2021, there were 1,848,214 ordinary shares issued and outstanding.
As of September 30, 2022, as a result of closing of the IPO and the partial exercise of the Representative’s Over-Allotment Option on August 12, 2022, there were 2,295,893 ordinary shares issued and outstanding, excluding 7,392,855 ordinary shares subject to possible redemption.
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The warrants will become exercisable 30 days after the completion of an initial business combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary share issuable upon exercise of the Warrants and a current prospectus relating to such ordinary share. Notwithstanding the foregoing, if a registration statement covering the ordinary share issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The Company accounts for 7,766,605 warrants issued in connection with the Initial Public Offering (comprised of 7,392,855 Public Warrants and 373,750 Private Warrants) (the “Warrants”) in accordance with the guidance contained in ASC 815-40 Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”) under which the Warrants meet the criteria for equity treatment and was recorded as a component of additional paid-in capital at the time of issuance.
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
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Results
of
Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the period from January 1, 2022 through September 30, 2022, we had a net loss of $30,657, which consists of Investment income earned on investments held in trust account of $123,590 and operating costs of $154,247. For the three months ended September 30, 2022, we had a net loss of $30,657, which consists of Investment income earned on investments held in trust account of $123,590 and operating costs of $154,247. For the period from March 3, 2021 (inception) through September 30, 2021, we had a net loss of $3,230, which was the formation cost. For the three months ended September 30, 2021, we had a net loss of $0.
Liquidity and
Capital
Resou
r
ces
On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering”).
Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500.
Following the closing of the Initial Public Offering on August 12, 2022, an amount of $75,776,764 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”).
Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $3,898,030 consisting of $739,286 of up-front underwriting fees and a deferred discount of $2,587,499 and $571,245 of other costs. As of closing, $760,003 of the proceeds from the IPO was held outside of the Trust Account and is available for working capital purposes.

As of September 30, 2022, we had available to us $479,411 of cash on our balance sheet and a working capital of $464,061. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.
We expect our primary liquidity requirements for operating our business prior to our initial business combination to include approximately $500,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations:

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
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, the Company has not borrowed any amount under such loans.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders on April 20, 2021. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. As a result of the partial exercise of the representative’s over-allotment option, an aggregate of 20,536 founder shares were forfeited to us, which surrender was effective retroactively and resulting in an aggregate of 1,848,214 founder shares issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).
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
On August 12, 2022, a total of $75,776,764 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the public shareholders. This includes $72,039,264 of the net proceeds from the IPO (which amount includes $2,587,499 of the underwriters’ deferred discount) and $3,737,500 from the Private Placement.
Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $3,898,030 consisting of $739,286 of up-front underwriting fees and a deferred discount of $2,587,499 and $571,245 of other costs.
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

Dated: November 8, 2022	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)