Form 10-K
period 2022-12-31
Embrace Change Acquisition Corp.
filed 2023-03-07
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December
31, 2022
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41397

EMBRACE CHANGE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5186 Carroll Canyon Rd San Diego, CA 92121	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858)
688-4965
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one right and one warrant	EMCGU	The Nasdaq Stock Market LLC
Ordinary Shares	EMCG	The Nasdaq Stock Market LLC
Rights	EMCGR	The Nasdaq Stock Market LLC
Warrants	EMCGW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates
of the Registrant was $0.
As of
March

7
, 2023, there were 9,688,748 ordinary shares, par value $0.0001, of the Company issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EMBRACE CHANGE ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our other Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Embrace Change Acquisition Corp.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on March 3, 2021. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company. Although our sponsor and certain members of our board of directors and management have significant business ties to or are based in the People’s Republic of China, we have determined that because of uncertainties in the regulatory climate in these jurisdictions, and the potential for future governmental actions which might unfavorably impede future operations, we will not consider or undertake a business combination with an entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau), and, for the avoidance of doubt, we will not enter into an agreement for, or consummate our initial business combination with, such an entity or business, or consummate our initial business combination in circumstances where we are the counterparty to a VIE or other arrangement with a China-based entity. Since many of our officers and directors have business experience in China or reside in China, not being able to target a business in China may make it more difficult to find an attractive target business outside of China, and it may make us a less attractive partner to non-Hong Kong and non-People’s Republic of China targets. Because our offices are in the United States, we will not acquire a business in China, we currently do not operate in China, and a majority of our officers and directors are outside of China, we are not subject to Chinese regulations, such as those put out by the China Securities Regulatory Commission or Cyberspace Administration of China. However, the relationships of our officers and directors to China could influence the types of targets that they select to acquire due to changes in laws or regulations in China, which could result in significantly reduced securities trading prices of a post-business combination company. Because we are based in the United States and our auditor is based in the United States, we are not subject to the Holding Foreign Companies Accountable Act or related regulations and our auditor is not subject to determinations announced by the PCAOB on December 16, 2021.

On August 12, 2022, we consummated our initial public offering (the “IPO”) of 7,392,855 units (the “Units”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”). Each Unit consists of one ordinary share, one warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the IPO prospectus. Each right entitles the holder thereof to acquire one-eighth of one ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $73,928,550.

Simultaneously with the closing of the IPO on August 12, 2022, we consummated the private placement (the “Private Placement”) with Wuren Fubao Inc., our sponsor, purchasing 373,750 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,737,500. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units.

Also simultaneously with the closing of the IPO, pursuant to the Underwriting Agreement, the Company issued an aggregate of 73,929 ordinary shares of the Company (the “Representative Shares”) to the Representative, including 8,929 additional Representative Shares issued as a result of the Representative’s partial exercise of its Over-Allotment Option. The Representative has agreed not to transfer, assign or sell any of the Representative Shares (except in limited circumstances, as described in the Underwriting Agreement) until the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale.

On August 12, 2022, a total of $75,776,764 of the net proceeds from the IPO and the Private Placement (including $72,039,264 of the net proceeds from the IPO (which amount includes $2,587,499 of the underwriters’ deferred discount) and $3,737,500 from the Private Placement), were placed in a trust account established for the benefit of our public shareholders at JP Morgan Chase, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of: (1) the completion of our initial business combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption of public shares as described in the IPO prospectus or redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

Notwithstanding the foregoing, there can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations. With this exception, expenses incurred by us may be paid prior to an initial business combination only from the net proceeds of the IPO not held in the trust account of approximately $500,000; provided, however, that in order to meet our working capital needs following the consummation of the IPO if the funds not held in the trust account are insufficient, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete an initial business combination, the loans will only be repaid with funds not held in the trust account, and only to the extent available.

Competitive Advantage

We have an experienced and highly professional management team, almost all of whom have entrepreneurial experience or experience working for public companies, and we believe that this valuable experience can help us to better identify outstanding companies that are considering becoming public companies.

Our Chief Executive Officer Jingyu Wang served as an advisor to the Company in connection with its initial public offering and public disclosures from September 2021 until his appointment as Chief Executive Officer. From June 2015 to September 2021, Mr. Wang served as the secretary of the board for 36Kr Holdings Inc., a company listed on Nasdaq (Nasdaq: KRKR), for which he coordinated the Company’s public disclosures, so we believe Mr. Wang’s unique experience and contacts will help us identify great target companies.

Our Chief Financial Officer, Zheng Yuan, has extensive financial management experience, having worked for several major Chinese banks. From October 2010 to March 2016, she was the Vice President of the International Banking Department of Bank of Beijing Corporation, responsible for international settlements, cooperation with international counterparts, and anti-money laundering operations. We believe that Ms. Zheng Yuan’s extensive and long-term multinational financial management experience will help us to better identify the financial risks of potential investment targets and to find outstanding companies to acquire.

In addition to rich experience in entrepreneurship and management, our management team also has an international background. All of our team members have rich experience in the management of large multinational enterprises and are familiar with the international markets. Given this broad experience, we believe that our management team will be able to source international target opportunities to help us find the best possible target for our investors. Their collective experience and expertise and ability to source a potential target is not limited by geographic region and therefore management and our Board members will be considering a business combination target which could have operations anywhere in the world, excluding China.

Our independent director Mo Zhou is a Canadian citizen and is living and working in Canada, and has rich legal and SPAC experiences. Ms. Zheng Yuan, and our independent director, Mr. Hang Zhou, are from China and are living in the United States, and Ms. Zheng Yuan has extensive experience in multinational financial management. Mr. Hang Zhou has over 20 years of experience in developing new businesses and products in domestic and international markets. Our other independent director, Gary Xiao, has lived and worked in the United States and is an experienced independent director, audit committee chair and CFO with experience in IT and human resources management for both public and private companies.

Investment Direction and Strategy

Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are in the technology, internet, and consumer sectors, and we will look for companies with established brands, stable cash flow, and readiness to access capital markets. In addition, we want to find companies that are truly technology driven and have strong industry competencies.

While we will give priority to companies in technology, internet, and consumer sectors, we will have no specific industry restriction, and we plan on exploring opportunities in enterprise services, artificial intelligence, culture and media, biotechnology, new consumer brands, blockchain and other areas that show the interest of investors.

We plan to focus on the management team of potential target companies because we believe that only a mature and adaptable management team is the most reliable competitive edge in dealing with complex competitive environments, and because all good products and services are built by a good team.

Investment Criteria

Below is a list of criteria we will consider when evaluating target companies:

•

We expect to focus on the management team of the potential target company, which we look to have strong entrepreneurial and management experience, excellent values, adaptability, and the ability to deal with a variety of complex situations, as well as a variety of potential challenges.

•	We wanted to find a technology-driven company in an industry that has high barriers to entry and that would further be able to consolidate its strengths through a transaction with us.

•

We expect these companies to have mature products and services that are already well accepted by the market and have positive cash flow or are close to achieving positive cash flow, rather than being in the early loss-making stages.

•	We will look for a target company that has built a brand that customers trust and has significant influence.

•

We will also look at the ESG (environmental, social, governance) efforts made by the company. We believe that a truly outstanding company should have a strong sense of social responsibility, in addition to an excellent management team and providing excellent products and services.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in the IPO prospectus) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the IPO or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

At any general meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the IPO. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 20% of the shares sold in the IPO, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.” in our IPO prospectus for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates.

The purpose of such purchases would be to (1) increase the likelihood of closing the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible. To the extent that any public shares are purchased, such public shares will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Redemption of public shares and liquidation if no initial business combination

We will have until 12 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to six times, each by an additional one month (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 9, 2022, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $369,643 as the underwriters’ over-allotment option is partially exercised ($0.05 per unit in either case) for each one month extension, into the trust account on or prior to the date of the applicable deadline, for each one month extension (or up to an aggregate of $2,217,858), or $0.30 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO. However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.25. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.25, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the IPO.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.25 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.25 per share.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 5186 Carroll Canyon Rd, San Diego, CA 92121 or by telephone at (858) 688-4965.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our IPO prospectus dated August 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space will be provided to us free of charge by our sponsor. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “EMCGU” on August 10, 2022. The ordinary shares, rights and warrants comprising the units began separate trading on Nasdaq on September 30, 2022, under the symbols “EMCG,” “EMCGR,” and “EMCGW,” respectively.

Holders of Record

As of December 31, 2022, there were 9,688,748 of our ordinary shares issued and outstanding held by five stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our then board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 12, 2022, we consummated our IPO of 7,392,855 Public Units (including the issuance of 892,855 Units as a result of the underwriter’s partial exercise of its over-allotment option), each Public Unit consisting of one ordinary share, par value $0.0001 per share, one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination, and one warrant to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the IPO prospectus. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $73,928,550. As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were forfeited to the Company of which was reflected retroactively.

Simultaneously with the closing of the IPO on August 12, 2022, we consummated the Private Placement with Wuren Fubao Inc., our sponsor, purchasing 373,750 units (the “Private Units”), generating total proceeds of $3,737,500. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units.

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

We paid a total of $739,286 in underwriting discounts and commissions (not including the 3.50% deferred underwriting commission payable at the consummation of business combination) and $571,245 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 3, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We have not identified any particular geographical area or country in which we may seek a business combination. However, we shall not consider or undertake a business combination with an entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, China (including Hong Kong and Macau), and, for the avoidance of doubt, we will not enter into an agreement for, or consummate its initial business combination with, such an entity or business.

We intend to utilize cash derived from the proceeds of our IPO, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

The issuance of additional shares in our initial business combination:

•	may significantly dilute the equity interest of investors in our IPO who would not have pre-emption rights in respect of any such issue;

•

may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to preferred shares are created by amendment of our amended and restated memorandum and articles of association by special resolution and preferred shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and, following our Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $410,646 which consisted of investment income earned on investments held in trust account of $764,689 offset by formation and operational costs of $354,043.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the audited financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us Working Capital Loans. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $403,012 in cash and no cash equivalents as of December 31, 2022.

At December 31, 2022, substantially all of the assets held in the Trust Account were held in US treasury bills.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,499. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there were no critical accounting policies.

Recent Accounting Standards

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 7, 2023.

Name	Age	Position
Jingyu Wang	33	Chief Executive Officer and Director
Zheng Yuan	51	Chief Financial Officer and Director
Jiangping (Gary) Xiao	44	Independent Director
Mo Zhou	34	Independent Director
Hang Zhou	51	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Jingyu Wang has been our Chief Executive Officer and director since December 2022. Mr. Wang served as an advisor to the Company in connection with its initial public offering and public disclosures from September 2021 until his appointment as Chief Executive Officer. From June 2015 to September 2021, Mr. Wang served as the secretary of the board for 36Kr Holdings Inc., a company listed on Nasdaq (Nasdaq: KRKR), for which he coordinated the Company’s public disclosures. Mr. Wang received his bachelor’s degree in laws from China University of Political Science and Law in 2012. We believe Mr. Wang is qualified to serve on our board of directors because of his extensive capital markets experience, as well as his contacts and relationships.

Zheng Yuan has been our Chief Financial Officer and a director since March 2021. From June 2017 until August 2021, Ms. Yuan was the Acting as CFO and Administrative Director of Ningbo Super fan Culture Media Co., Ltd., a joint stock limited company. From October 2010 until March 2016, she was the Vice President of International Banking for Bank of Beijing Co., Ltd. She received master’s and bachelor’s degrees from Tianjin University of Finance and Economics. We believe that Ms. Zheng Yuan’s extensive and long-term multinational financial management experience will help us to better identify the financial risks of potential investment targets and to find outstanding companies to acquire.

Jiangping (Gary) Xiao has been our independent director since May 2022. He has been the CFO at Big Red Rooster Flow, LLC since June 2021. From July 2019 until April 2021, he served as Vice President of Finance & Accounting for Hilco IP Merchant Bank. From March 2017 until March 2019, he served as Chief Financial Officer for Professional Diversity Network, Inc. (Nasdaq: IPDN). From June 2013 until April 2016, he served as the Chief Financial Officer and Controller of Petstages Inc. Mr. Xiao has also been an independent director for several public companies. From July 2019 to November 2021, Mr. Xiao served as an independent board director of Takung Art Co. Ltd. (NYSE: TKAT). From December 2020 to July 2021, Mr. Xiao served as an independent director and the chairman of the nominating and corporate governance committee of Wunong Net Technology Co. Ltd. (Nasdaq: WNW). He received a master’s degree in business administration from the Ross School of Business at the University of Michigan and a bachelor’s degree in accounting from Tsinghua University. We believe that Mr. Xiao is qualified to serve as an independent director due to his broad range of experience, including accounting, auditing, financial planning and analysis, merger and acquisitions, SEC reporting, SOX compliance, HR and IT management.

Mo Zhou has served as our independent director since December 2022. Mr. Zhou has been serving as the Chief Operating Officer of Destone Acquisition Corp. and the Chief Risk Officer of Destone Holdings LLC since June 2021. Mr. Zhou was a lawyer at Davis Polk & Wardwell LLP from October 2014 to May 2021. Mr. Zhou received his bachelor’s degree in commerce from Queen’s University in 2010 and his Juris Doctor degree from Harvard Law School in 2014. We believe that Mr. Zhou is qualified to serve as an independent director because of his rich legal and SPAC experiences.

Hang Zhou has been our independent director since May 2022. Since June 2016, he has been the vice president for product/channel management of ARRIS Group which was acquired by CommScope Inc. in 2019. From 2013 to June 2016, Hang Zhou was the vice president and general manager in Greater China region of ARRIS Group. From 2009 to 2013, Mr. Zhou was the general manager and senior director of product management at Hangzhou Motorola Technology Ltd., which was a subsidiary of Motorola Inc.’s home division. From 2001 to 2009, Hang Zhou worked at Motorola Inc.’s home division. Hang Zhou received his MBA degree from Temple University in 1998, and his bachelor of arts in international relations from Foreign Affairs College in China in 1994. We believe that Mr. Zhou is qualified to serve as an independent director due to his rich experience in developing new businesses and products in domestic and international markets.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Executive Officer and Director Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Audit Committee

We have established an audit committee of the board of directors. Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou serve as members of our audit committee. Jiangping (Gary) Xiao chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Jiangping (Gary) Xiao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou. Hang Zhou chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We have established a nominating committee of the board of directors, which consist of Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou, each of whom is an independent director under Nasdaq’s listing standards. Hang Zhou chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement related to our IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial shareholders purchased founder shares prior to the IPO and our sponsor purchased the private units in transactions that closed simultaneously with the closing of the IPO. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders also acquire public shares after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations which will take priority over us.

Individual	Entity
Jiangping (Gary) Xiao	Big Red Rooster Flow, LLC
Mo Zhou	Destone Acquisition Corp.
Destone Holdings LLC

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial shareholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11.	Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us and no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 7, 2023 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 7, 2023, we had 9,688,748 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of March 7, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Wuren Fubao Inc.(2)	2,221,964	22.9%
Jingyu Wang	—	—
Zheng Yuan	—	—
Jiangping (Gary) Xiao	—	—
Hang Zhou	—	—
Zhou Mo	—	—
All current directors and executive officers as a group (five individuals)	—	—

(1)	Unless otherwise indicated, the business address of each of the individuals is 5186 Carroll Canyon Rd, San Diego, CA 92121.
(2)

Represents shares held by our sponsor. Mr. Bin Li has voting and dispositive power over the shares held of record by our sponsor. Mr. Bin Li disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior to our IPO, we issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of December 31, 2022, there were 1,848,214 founder shares issued and outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $0.014 per share.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Simultaneous with the consummation of the IPO on August 12, 2022, we consummated the private placement (“Private Placement”) with the sponsor of 373,750 units (the “Private Units”), generating total proceeds of $3,737,500. The Private Units are identical to the Units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. The sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units. Our sponsor has agreed not to transfer, assign or sell any of the private units and underlying ordinary shares, warrants or rights until after the completion of our initial business combination.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

In order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. In the event that we are unable to consummate an initial business combination, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 50,000 units if the full amount of notes are issued and converted).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Commencing on August 9, 2022, we have agreed to pay ARC Group Limited, our sponsor’s financial advisor, a total of $10,000 per month for utilities and secretarial and administrative support. As of December 31, 2022, the Company has paid $40,000 for the service provided by ARC Group Ltd. under this agreement.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the period from March 3, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $52,500 for the services MaloneBailey performed in connection with our IPO. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $98,000 for the services MaloneBailey performed in connection with our IPO and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 3, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 3, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 3, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

EMBRACE CHANGE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Embrace Change Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Embrace Change Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit , and cash flows for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021,, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise
s
substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
March 7 , 2023

EMBRACE CHANGE ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$403,012	$4,602
Other receivables	521	—
Deferred offering costs	—	164,448

Total Current Assets	403,533	169,050
Marketable securities held in trust account	76,541,453	—

Total assets	$76,944,986	$169,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$157,051	$—
Promissory note – related party	—	147,280

Total current liabilities	157,051	147,280
Deferred underwriter fee payable	2,587,499	—

Total liabilities	2,744,550	147,280

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 7,392,855 shares issued and outstanding at redemption value of $10.35 per share at December 31, 2022 and 0 shares issued and outstanding at December 31, 2021	76,541,453	—
Stockholders’ Equity (Deficit)
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 7,392,855 shares subject to redemption) and 1,848,214 shares issued and outstanding at December 31, 2022 and December 31, 2021	230	185
Additional paid-in capital	—	24,815
Accumulated deficit	(2,341,247)	(3,230)

Total Stockholders’ Equity (Deficit)	(2,341,017)	21,770

Total Liabilities and Stockholders’ Equity (Deficit)	$76,944,986	$169,050

The accompanying notes are an integral part of these financial statements

EMBRACE CHANGE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the Period from
	For the	March 3, 2021
	year ended	(Inception) Through
	December 31, 2022	December 31, 2021
Formation and operating costs	$(354,043)	$(3,230)

Loss from operations	(354,043)	(3,230)

Other income:
Investment income earned on investments held in Trust Account	764,689	—

Net income (loss)	$410,646	$(3,230)

Weighted average shares outstanding, basic and diluted	4,898,504	1,848,214
Basic and diluted net loss per ordinary share	0.08	(0.00)
The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Ordinary shares		Additional		Total
			Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	1,848,214	185	24,815	—	25,000
Net income (loss)	—	—	—	(3,230)	(3,230)

Balance –December 31, 2021	1,848,214	$185	$24,815	$(3,230)	$21,770
Sale of IPO Unit	7,392,855	739	73,927,811	—	73,928,550
Sale of Private Placement Units	373,750	38	3,737,462	—	3,737,550
Offering and Underwriting costs	—	—	(3,898,030)	—	(3,898,030)
Ordinary shares subject to possible redemption	(7,392,855)	(739)	(75,776,025)	—	(75,776,764)
Issuance of representative shares	73,929	7	(7)	—	—
Accretion of APIC to deficit	—	—	1,983,974	(1,983,974)	—
Net income (loss)	—	—	—	410,646	410,646
Re-measurement of ordinary shares subject to redemption	—	—	—	(764,689)	(764,689)

Balance –December 31, 2022	2,295,893	$230	$—	$(2,341,247)	$(2,341,017)

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

The accompanying notes are an integral part of these financial statements

EMBRACE CHANGE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from March 3, 2021 (inception) through December 31, 2021
Cash flow from operating activities:
Net income (loss)	$410,646	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs	—	3,230
Investment income earned on investments held in Trust Account	(764,689)	—
Changes in operating assets and liabilities:
Other receivables	(521)	—
Accrued expenses	157,051	—

Net cash used in operating activities	(197,513)	—

Cash flows from investing activities:
Marketable securities held in Trust Account	(75,776,764)	—

Net cash used in investing activities	(75,776,764)	—

Cash flow from financing activities:
Proceeds from issuance of Ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	73,214,265	—
Proceeds from sale of private placement units	3,737,500	—
Payment of offering costs	(419,600)	(125,898)
Proceeds from promissory note - related party	—	105,500
Repayment of promissory note - related party	(159,478)	—

Net cash provided by financing activities	76,372,687	4,602

Net change in cash	398,410	4,602
Cash at the beginning of the period	4,602	—

Cash at the end of the period	$403,012	$4,602

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note	$(12,198)	$—

Deferred underwriting fee payable	$2,587,499	—

Initial Valuation of ordinary shares subject to possible redemption	$75,776,764	—

Re-measurement of ordinary shares subject to redemption (1)	764,689	—

Accretion APIC to deficit	1,983,974	—

Deferred offering costs included in promissory note	—	38,550

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Wuren Fubao Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2022. On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering”), and incurring offering costs of $3,898,030, of which $2,587,499 was for deferred underwriting commissions (see Note 6). As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were forfeited to the Company of which was reflected retroactively.
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
These ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business
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
Combination activity and (d) that the Ordinary shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.
The Company will have until 12 months from the closing of the IPO (or up to 18 months from the closing of our IPO if the Company extend the period of time to consummate a business combination by the full amount of time) to consummate a Business Combination (the “Combination Period”).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem
100
% of the outstanding Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $
50,000
), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the
IPO
price per Unit ($
10.00
).
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the
IPO
against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources
As of December 31, 2022, the Company had $403,012 of cash in its operating bank account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Memorandum and Articles of Association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $403,012 in cash as of December 31, 2022 outside of trust account. The Company had $4,602 in cash as of December 31, 2021 outside of trust account. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021.
Investments Held in Trust Account
As of December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2022, the estimated fair values of investments held in Trust Account was $76,541,453. And as of December 31, 2021, the Company had $0 investments held in Trust Account.
Fair Value of Financial Instruments
The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$76,541,453	$—	$—

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

Ordinary Shares Subject to Possible Redemption
As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including s ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on December 31, 2022, 7,392,855 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to December 31, 2022.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Net Loss Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Private Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.
The following table reflects the calculation of basic and diluted net loss per ordinary share:
Schedule of Basic and Diluted Net Loss Per Share

	For The Year Ended December 31, 2022	For The Period from March 3, 2021 (Inception) Through December 31, 2021
Net Income (loss)	$410,646	$(3,230)
Denominator: weighted average number of ordinary shares	4,898,504	1,848,214
Basic and diluted net loss per share	$0.08	$(0.00)
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
IPO
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
IPO
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
Promissory Note — Related Party
On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the
IPO
.
The note is
non-interest
bearing and payable on the earlier the consummation of the Company’s IPO or the abandonment of the Company’s IPO.
As of December 31, 2022, the Company had borrowed $159,478 under the promissory note with our sponsor. On August 15, 2022, the Company has repaid $159,478 under the promissory note in full with the sponsor and this promissory note was terminated.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, the Company has not borrowed any amount under such loans.
Office Space Provided by Sponsor
The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to us free of charge by our sponsor.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the private units and the underlying private shares and private warrants, and the units issuable upon conversion of working capital loans and the underlying ordinary shares, warrants and rights, pursuant to a Registration Rights Agreement signed on August 9, 2022. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Company’s IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the Company’s IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.
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
Right of First Refusal
For a period beginning on the closing of the Company’s IPO and ending 6 months from the closing of a business combination, the Company have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Company’s IPO.
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
On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of December 31, 202
1
, there were 1,848,214 ordinary shares issued and outstanding.
As of December 31, 2022, as a result of closing of the IPO and the partial exercise of the Representative’s Over-Allotment Option on August 12, 2022, there were 2,295,893 ordinary shares issued and outstanding, excluding 7,392,855 ordinary shares subject to possible redemption.
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
capital at the time of issuance.
Rights
— Each holder of a right will receive
one-eighth
(1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the
IPO
. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as-
converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
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

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 9, 2022 by and between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on May 24, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.5	Warrant Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.6	Rights Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.7*	Description of Securities

10.1	Form of Letter Agreements, dated August 9, 2022, by and among the Company and its officers, directors, the Sponsor and certain other holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.2	Investment Management Trust Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.3	Registration Rights Agreement, dated August 9, 2022, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.4	Form of Indemnity Agreements, dated August 9, 2022, by and among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.5	Unit Subscription Agreement, dated August 9, 2022, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.6	Administrative Support Agreement, dated August 9, 2022, by and between the Company and ARC Group Limited (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Embrace Change Acquisition Corp.

Dated: March 7, 2023	By:	/s/ Jingyu Wang
	Name:	Jingyu Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingyu Wang	Chief Executive Officer. President and Director	March 7, 2023
Jingyu Wang	(Principal Executive Officer)

/s/ Zheng Yuan	Chief Financial Officer	March 7, 2023
Zheng Yuan	(Principal Accounting and Financial Officer)

/s/ Jiangping (Gary) Xiao	Director	March 7, 2023
Jiangping (Gary) Xiao

/s/ Hang Zhou	Director	March 7, 2023
Hang Zhou

/s/ Mo Zhou	Director	March 7, 2023
Mo Zhou