Form 10-Q
period 2023-03-31
Embrace Change Acquisition Corp.
filed 2023-05-22
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).     Yes  ☒    No  ☐
As of
May 16
, 2023, there were 9,688,748 ordinary shares, $0.0001 par value issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$398,483	$403,012
Other receivables	—	521

Total Current Assets	398,483	403,533
Cash and marketable securities held in trust account	77,363,770	76,541,453

Total assets	$77,762,253	$76,944,986

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$280,264	$157,051

Total current liabilities	280,264	157,051
Deferred underwriter fee payable	2,587,499	2,587,499

Total liabilities	2,867,763	2,744,550

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 7,392,855 shares issued and outstanding at redemption value of $10.46 per share at March 31, 2023 and $10.35 per share at December 31, 2022	77,363,770	76,541,453
Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 7,392,855 shares subject to redemption) issued and outstanding at March 31, 2023 and December 31, 2022	230	230
Additional paid-in capital	—	—
Accumulated deficit	(2,469,510)	(2,341,247)

Total Stockholders’ Deficit	(2,469,280)	(2,341,017)

Total Liabilities and Stockholders’ Deficit	$77,762,253	$76,944,986

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Formation and operating costs	$(128,263)	$—

Loss from operations	(128,263)	—

Other income:
Investment income earned on investments held in Trust Account	822,317	—

Net income	$694,054	$—

Weighted average shares outstanding, basic and diluted	9,688,748	1,848,214
Basic and diluted net income per ordinary share	$0.07	$0.00
The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance –December 31, 2022	2,295,893	$230	$—	$(2,341,247)	$(2,341,017)
Net income	—	—	—	694,054	694,054
Re-measurement of ordinary shares subject to redemption	—	—	—	(822,317)	(822,317)

Balance –March 31, 2023 (Unaudited)	2,295,893	$230	$—	$(2,469,510)	$(2,469,280)

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance –December 31, 2021	1,848,214	$185	$24,815	$(3,230)	$21,770
Net income	—	—	—	—	—

Balance – March 31, 2022 (Unaudited)	1,848,214	$185	$24,815	$(3,230)	$21,770

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$694,054	$—
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(822,317)	—
Changes in operating assets and liabilities:
Other receivables	521	—
Accounts payable and accrued expenses	123,213	—

Net cash used in operating activities	(4,529)	—

Net change in cash	(4,529)	—
Cash at the beginning of the period	403,012	4,602

Cash at the end of the period	$398,483	$4,602

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption (1)	$822,317	$—

Deferred offering costs included in promissory note	$—	$5,080

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.
The accompanying notes are an integral part of these unaudited financial statements

EMBRACE CHANGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
The Company will have until 12 months from the closing of the IPO (or up to 18 months from the closing of our IPO if the Company extend the period of time to consummate a business combination by the full amount of time) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).
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

Liquidity and Capital Resources
As of March 31, 2023, the Company h
ad $398,483
of cash in its escrow bank account with legal counsel.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loan.
Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Memorandum and Articles of Association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2023 and for the Three Months ended March 31, 2023 and March 31, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $
398,483
 cash held in escrow bank account with legal counsel as of March 31, 2023, which is not covered by Federal depository insurance coverage. The Company had $
403,012
 in cash as of December 31, 2022 outside of trust account. The Company had no
 cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
As of March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2023, the estimated fair values of investments held in Trust Account was $77,363,770. And as of December 31, 2022, the estimated fair values of investments held in Trust Account was $76,541,453.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$77,363,770	$—	$—

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

Ordinary Shares Subject to Possible Redemption
As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on March 31, 2023 and December 31, 2022, 7,392,855 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to March 31, 2023.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the guidance on January 1, 2023 with no impact to the Company’s financial statements or results of operations.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. On March 31, 2023, the Company had $398,483 cash held in escrow bank account with legal counsel, which is not covered by Federal depository insurance coverage.
Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Private Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods.
The following table reflects the calculation of basic and diluted net income per ordinary share:
Schedule of Basic and Diluted Net income Per Share

	For the three months ended March 31, 2023	For the three months Ended March 31, 2022
Net Income	$694,054	$—
Denominator: weighted average number of ordinary shares	9,688,748	1,848,214
Basic and diluted net income per share	$0.07	$0.00
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
Promissory Note — Related Party
On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000, to be used for payment of costs related to the IPO. The note is non-interest
bearing and payable on the earlier the consummation of the Company’s IPO or the abandonment of the Company’s IPO. As of December 31, 2021, the Company had borrowed $159,478 under the promissory note with our sponsor. On August 15, 2022, the Company has repaid $159,478 under the promissory note in full with the sponsor and this promissory note was terminated.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, the Company has not borrowed any amount under such loans.
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
On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of March 31, 2023 and December 31, 2022, there were 2,295,893 ordinary shares issued and outstanding.
As of March 31, 2023 and December 31, 2022, as a result of closing of the IPO and the partial exercise of the Representative’s Over-Allotment Option on August 12, 2022, there were 2,295,893 ordinary shares issued and outstanding, excluding 7,392,855 ordinary shares subject to possible redemption.
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
capital at the time of issuance.
Rights
— Each holder of a right will receive
one-eighth
(1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary share will receive in the transaction on an as- converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).
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
For the three months ended March 31, 2023, we had a net income of $694,054, which consists of Investment income earned on investments held in trust account of $822,317 and operating costs of $128,263. For the three months ended March 31, 2022, we had a net loss of $0.
Liquidity and Capital Resources
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

As of March 31, 2023, we had available to us $398,483 of cash held in escrow on our balance sheet and a working capital of $118,219. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.
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
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, the Company has not borrowed any amount under such loans.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders on April 20, 2022. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. As a result of the partial exercise of the representative’s over-allotment option, an aggregate of 20,536 founder shares were forfeited to us, which surrender was effective retroactively and resulting in an aggregate of 1,848,214 founder shares issued and outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 22, 2023	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)