Form 10-Q
period 2023-06-30
Embrace Change Acquisition Corp.
filed 2023-08-11
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).     Yes  ☒    No  ☐
As of August 1
1
, 2023, there were 8,138,038 ordinary shares, $0.0001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets of June 30, 2023 and December 31, 2022 (Unaudited)	1
Statements of Operations for the three and six months ended June 30, 2023 (Unaudited) and for the six months ended June 30, 2022 (Unaudited)	2
Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2023 (Unaudited) and for the six months ended June 30, 2022 (Unaudited)	3
Statements of Cash Flows for the six months ended June 30, 2023 (Unaudited) and for the six months ended June 30, 2022 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	17
Item 3. Quantitative and Qualitative Disclosure about Market Risks	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

i

PART I. FINANCIAL INFORMATION
Item1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash	$287,183	$403,012
Other receivables	—	521
Prepaid expenses	35,002	—
Total Current Assets	322,185	403,533
Cash and marketable securities held in trust account	78,304,986	76,541,453

Total assets	$78,627,171	$76,944,986

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$324,762	$157,051

Total current liabilities	324,762	157,051
Deferred underwriter fee payable	2,587,499	2,587,499

Total liabilities	2,912,261	2,744,550
Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 7,392,855 shares issued and outstanding at redemption value of $10.59 per share at June 30, 2023 and $10.35 per share at December 31, 2022	78,304,986	76,541,453
Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 7,392,855 shares subject to redemption) issued and outstanding at June 30, 2023 and December 31, 2022	230	230
Additional paid-in capital	—	—
Accumulated deficit	(2,590,306)	(2,341,247)

Total Stockholders’ Deficit	(2,590,076)	(2,341,017)

Total Liabilities and Stockholders’ Deficit	$78,627,171	$76,944,986

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Formation and operating costs	$(120,796)	$—	$(249,059)	$—

Loss from operations	(120,796)	—	(249,059)	—

Other income:
Investment income earned on investments held in Trust Account	941,216	—	1,763,533	—

Net income	$820,420	$—	$1,514,474	$—

Weighted average shares outstanding, basic and diluted	9,688,748	1,848,214	9,688,748	1,848,214
Basic and diluted net income per ordinary share	0.08	0.00	0.16	0.00
The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance – December 31, 2022	2,295,893	$230	$—	$(2,341,247)	$(2,341,017)
Net income	—	—	—	694,054	694,054
Re-measurement of ordinary shares subject to redemption	—	—	—	(822,317)	(822,317)

Balance – March 31, 2023	2,295,893	$230	$—	$(2,469,510)	$(2,469,280)

Net income	—	—	—	820,420	820,420
Re-measurement of ordinary shares subject to redemption	—	—	—	(941,216)	(941,216)

Balance – June 30, 2023	2,295,893	$230	$—	$(2,590,306)	$(2,590,076)

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Ordinary shares		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – December 31, 2021	1,848,214	$185	$24,815	$(3,230)	$21,770
Net income	—	—	—	—	—

Balance – March 31, 2022	1,848,214	$185	$24,815	$(3,230)	$21,770

Net income	—	—	—	—	—

Balance – June 30, 2022	1,848,214	$185	$24,815	$(3,230)	$21,770

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flow from operating activities:
Net income	$1,514,474	$—
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,763,533)	—
Changes in operating assets and liabilities:
Other receivables	521	—
Prepaid expenses	(35,002)
Accounts payable and accrued expenses	167,711	—

Net cash used in operating activities	(115,829)	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(1,000)

Net cash provided by (used in) financing activities	—	(1,000)

Net change in cash	(115,829)	(1,000)
Cash at the beginning of the period	403,012	4,602

Cash at the end of the period	$287,183	$3,602

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption (1)	$1,763,533	$—

Deferred offering costs included in promissory note	$—	$12,198

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
On August 9, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the trust account (the “Trust Account”) the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with In connection with the shareholders’ vote at the meeting, 1,550,710 ordinary shares were tendered for redemption, leaving 8,138,038 ordinary shares.
In connection with the meeting, on August 9, 2023, the Company and Continental Stock Transfer & Trust Company entered an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 to August 12, 2024, by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension.
On August 10, 2023, the Company made a deposit of $100,000, the Extension Payment, to the Trust account and extended the Combination Period from August 12, 2023 to September 12, 2023. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2023 to August 12, 2024.

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
Liquidity and Capital Resources
As of June 30, 2023, the Company had $287,183 of cash in its operating bank account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loan.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and June 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on
Form 10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three
 months or less when purchased to be cash equivalents. The Company had $287,183 in cash as of June 30, 2023. The Company had $403,012 in cash as of December 31, 2022 outside of trust account. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in Trust Account
As of June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement
s
of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2023, the estimated fair values of investments held in Trust Account was $78,304,986. And as of December 31, 2022, the estimated fair values of investments held in Trust Account was $76,541,453.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$78,304,986	$—	$—

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

Ordinary Shares Subject to Possible Redemption
As discussed in Note 3, all of the 7,392,855
ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, on June 30, 2023 and December
 31, 2022, 7,392,855 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to June 30, 2023.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. On June 30, 2023, the Company had $287,183 cash held in operating bank account.
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
The following table reflects the calculation of basic and diluted net income per ordinary share:
Schedule of Basic and Diluted Net income Per Share

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Net income	$820,420	$—	$1,514,474	$—
Denominator: weighted average number of ordinary shares	9,688,748	1,848,214	9,688,748	1,848,214
Basic and diluted net income per ordinary share	$0.08	$0.00	$0.16	$0.00
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

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023, the Company has not borrowed any amount under such loans.
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
On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of June 30, 2023 and December 31, 2022, there were 2,295,893 ordinary shares issued and outstanding.
As of June 30, 2023 and December 31, 2022, as a result of closing of the IPO and the partial exercise of the Representative’s Over-Allotment Option on August 12, 2022, there were 2,295,893 ordinary shares issued and outstanding, excluding 7,392,855 ordinary shares subject to possible redemption.
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
NOTE 8. SUBSEQUENT EVENTS
On August 9, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with In connection with the shareholders’ vote at the meeting, 1,550,710 ordinary shares were tendered for redemption, leaving 8,138,038 ordinary shares.
In connection with the meeting, on August 9, 2023, the Company and Continental Stock Transfer & Trust Company entered an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 to August 12, 2024, by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension.
On August 10, 2023, the Company made a deposit of $100,000, the Extension Payment, to the Trust account and extended the Combination Period from August 12, 2023 to September 12, 2023. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2023 to August 12, 2024.

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
Recent Developments
On August 9, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the trust account (the “Trust Account”) the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with In connection with the shareholders’ vote at the meeting, 1,550,710 ordinary shares were tendered for redemption, leaving 8,138,038 ordinary shares.
In connection with the meeting, on August 9, 2023, the Company and Continental Stock Transfer & Trust Company entered an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 to August 12, 2024, by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension.
On August 10, 2023, the Company made a deposit of $100,000, the Extension Payment, to the Trust account and extended the Combination Period from August 12, 2023 to September 12, 2023. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2023 to August 12, 2024.

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
For the six months ended June 30, 2023, we had a net income of $1,514,474 which consists of Investment income earned on investments held in trust account of $1,763,533 and operating costs of $249,059. For the six months ended June 30, 2022, we had a net loss of $0.
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
As of June 30, 2023, we had available to us $287,183 of cash on our balance sheet and a working capital deficit of $2,577. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.
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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023, the Company has not borrowed any amount under such loans.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 11, 2023	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)