Form 10-Q
period 2023-09-30
Embrace Change Acquisition Corp.
filed 2024-03-01
CIK 1869601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30
, 2023
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
of the Exchange Act).

Yes

☒
 No ☐
As of
February 28,

2024, there were 7,423,175 ordinary shares (including 5,127,282 shares subject to possible redemption), $0.0001 par value issued and outstanding.

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	1
Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	2
Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2023 (Unaudited) and for the nine months ended September 30, 2022 (Unaudited)	3
Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the nine months ended September 30, 2022 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	17
Item 3. Quantitative and Qualitative Disclosure about Market Risks	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

i

PART I. FINANCIAL INFORMATION
Item1. Financial Statements
Embrace Change Acquisition Corp.
BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash	$9,208	$403,012
Other receivables	—	521
Prepaid expenses	17,502	—

Total Current Assets	26,710	403,533
Cash and marketable securities held in trust account	64,061,897	76,541,453

Total assets	$64,088,607	$76,944,986

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$918,196	$157,051
Convertible promissory note	10,000	—

Total current liabilities	928,196	157,051
Deferred underwriter fee payable	2,587,499	2,587,499

Total liabilities	3,515,695	2,744,550

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,951,964 and 7,392,855 shares issued and outstanding at redemption value of $10.76 per share and $10.35 per share at September 30, 2023 and December 31, 2022, respectively	64,061,897	76,541,453
Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 5,951,964 and 7,392,855 shares subject to redemption, respectively) issued and outstanding at September 30, 2023 and December 31, 2022	230	230
Additional paid-in capital	—	—
Accumulated deficit	(3,489,215)	(2,341,247)

Total Stockholders’ Deficit	(3,488,985)	(2,341,017)

Total Liabilities and Stockholders’ Deficit	$64,088,607	$76,944,986

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition
C
orp.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Formation and operating costs	$(488,036)	$(154,247)	$(737,095)	$(154,247)

Loss from operations	(488,036)	(154,247)	(737,095)	(154,247)

Other income:
Investment income earned on investments held in Trust Account	942,835	123,590	2,706,368	123,590

Net income (loss)	$454,799	$(30,657)	$1,969,273	$(30,657)

Weighted average shares outstanding, basic and diluted	9,109,259	6,109,374	9,493,462	3,284,209

Basic and diluted net income (loss) per ordinary share	$0.05	$(0.01)	$0.21	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance – December 31, 2022	2,295,893	$230	$—	$(2,341,247)	$(2,341,017)
Re-measurement of ordinary shares subject to redemption	—	—	—	(822,317)	(822,317)
Net income	—	—	—	694,054	694,054

Balance – March 31, 2023	2,295,893	$230	$—	$(2,469,510)	$(2,469,280)
Re-measurement of ordinary shares subject to redemption	—	—	—	(941,216)	(941,216)
Net income	—	—	—	820,420	820,420

Balance – June 30, 2023	2,295,893	$230	$—	$(2,590,306)	$(2,590,076)
Re-measurement of ordinary shares subject to redemption	—	—	—	(942,835)	(942,835)
Accretion of offering costs to deficit				(210,873)	(210,873)
Amount deposited into trust account subject to redemption	—	—	—	(200,000)	(200,000)
Net income	—	—	—	454,799	454,799

Balance – September 30, 2023	2,295,893	$230	$—	$(3,489,215)	$(3,488,985)

Embrace Change Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Ordinary shares		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – December 31, 2021	1,848,214	$185	$24,815	$(3,230)	$21,770
Net income	—	—	—	—	—

Balance – March 31, 2022	1,848,214	$185	$24,815	$(3,230)	$21,770

Net income	—	—	—	—	—

Balance – June 30, 2022	1,848,214	$185	$24,815	$(3,230)	$21,770

Sale of IPO Unit	7,392,855	739	73,927,811	—	73,928,550
Sale of Private Placement Units	373,750	38	3,737,462	—	3,737,500
Offering and Underwriting costs	—	—	(3,898,030)	—	(3,898,030)
Ordinary shares subject to possible redemption	(7,392,855)	(739)	(75,776,025)	—	(75,776,764)
Issuance of representative share	73,929	7	(7)	—	—
Accretion APIC to deficit	—	—	1,983,974	(1,983,974)	—
Re-measurement of ordinary shares subject to redemption	—	—	—	(123,590)	(123,590)
Net loss	—	—	—	(30,657)	(30,657)

Balance – September 30, 2022	2,295,893	$230	$—	$(2,141,451)	$(2,141,221)

The accompanying notes are an integral part of these unaudited financial statements

Embrace Change Acquisition Corp.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,969,273	$(30,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(2,706,368)	(123,590)
Changes in operating assets and liabilities:
Other receivables	521	—
Prepaid expenses	(17,502)	—
Accounts payable and accrued expenses	550,272	33,133

Net cash used in operating activities	(203,804)	(121,114)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000)	—
Marketable securities held in Trust Account	—	(75,776,764)
Cash withdrawn from Trust Account in connection with redemption	15,385,924	—

Net cash provided by (used in) investing activities	15,185,924	(75,776,764)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discount paid	—	73,214,265
Proceeds from sale of private placement units	—	3,737,500
Proceeds from issuance of convertible promissory note	10,000	—
Redemption of ordinary shares	(15,385,924)	—
Payment of promissory note - related party	—	(159,478)
Payment of offering costs	—	(419,600)

Net cash (used in) provided by financing activities	(15,375,924)	76,372,687

Net Change in Cash	(393,804)	474,809
Cash – Beginning of period	403,012	4,602

Cash – End of period	$9,208	$479,411

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$—	$(12,198)

Accretion of offering costs to deficit	$210,873	$—

Deferred underwriting fee payable	$—	$2,587,499

Initial Valuation of ordinary shares subject to possible redemption	$—	$75,776,764

Re-measurement of ordinary shares subject to redemption (1)	$2,706,368	$123,590

Extension funds attributable to ordinary shares subject to redemption	$200,000	$—

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.
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
As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Wuren Fubao Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2022. On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering” or “IPO”), and incurring offering costs of $3,898,030, of which $2,587,499 was for deferred underwriting commissions (see Note 6). As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were forfeited to the Company of which was reflected retroactively.
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
On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its Initial Public Offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”); (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with the shareholders’ vote at the Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding as of September 30, 2023.
In connection with the Extraordinary General Meeting, on August 9, 2023, the Company and Continental Stock Transfer & Trust Company entered an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 to August 12, 2024, by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension.

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
Liquidity and Capital Resources
As of September 30, 2023, the Company had $9,208 of cash in its operating bank account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Note (as defined and described in Note 5). As of September 30, 2023, there were $10,000 outstanding under the Convertible
Promissory
Note.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on
Form 10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,208 in cash as of September 30, 2023. The Company had $403,012 in cash as of December 31, 2022 outside of trust account. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
Investments Held in Trust Account
As of September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2023, the estimated fair values of investments held in Trust Account was $64,061,897
 and

as of December 31, 2022, the estimated fair values of investments held in Trust Account was $76,541,453.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$64,061,897	$—	$—

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

During the nine months ended September 30, 2023, the Company charged $210,873 in offering costs to accumulated deficit.

Ordinary Shares Subject to Possible Redemption
As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the shareholders’ vote at the Extraordinary General Meeting on August 9, 2023, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed, leaving 5,951,96 ordinary shares subject to possible redemption still outstanding. Accordingly, as of September 30, 2023 and December 31, 2022, 5,951,964 and 7,392,855 ordinary shares subject to possible redemption, respectively, at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
In connection with the Annual General Meeting held on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and no amounts accrued for interest and penalties. The Company is currently no
t aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to September 30, 2023.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. On September 30, 2023, the Company had $9,208 cash held in operating bank account.
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
The following table reflects the calculation of basic and diluted net income per ordinary share:
Schedule of Basic and Diluted Net income Per Share

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net income (loss)	$454,799	$(30,657)	$1,969,273	$(30,657)
Denominator: weighted average number of ordinary shares	9,109,259	6,109,374	9,493,462	3,284,209
Basic and diluted net income (loss) per ordinary share	$0.05	$(0.01)	$0.21	$(0.01)
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
During the nine months ended September 30, 2023, the Company recorded $210,873 in offering costs and charged it to accumulated deficit.

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
Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our Business Combination or earlier if, subsequent to Business Combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
Convertible Promissory Note
On September 8, 2023, the Company issued an unsecured promissory note (the “Convertible Promissory Note”), effective as of September 8, 2023, in an amount of $10,000 to the Sponsor
.
The Convertible Promissory Note bears no interest and is repayable in full upon the consummation of the Company’s business combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s business combination. Upon such election, the note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.
As of September 30, 2023, the Company has borrowed $10,000 under the Convertible Promissory Note.

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, the Company has not borrowed any amount under such loans.
Office Space Provided by Sponsor
The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to us free of charge by our sponsor.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the private units and the underlying private shares and private warrants, and the units issuable upon conversion of working capital loans and the underlying ordinary shares, warrants and rights, pursuant to a Registration Rights Agreement signed on August 9, 2022. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of a Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Company’s IPO may only make a demand on one occasion and only during the five-year
period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the Company’s IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.
The underwriters purchased the 892,855 of additional Units to cover over-allotments, less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the IPO shares in the Company’s ordinary shares or 73,929 ordinary shares as the underwriters’ over-allotment was partially exercised.

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
As of September 30, 2023 and December 31, 2022, there were 2,295,893 and 2,295,893 ordinary shares issued and outstanding, excluding 5,951,964 and 7,392,855 ordinary shares subject to possible redemption, respectively.
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The warrants will become exercisable 30 days after the completion of a Business Combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary share issuable upon exercise of the Warrants and a current prospectus relating to such ordinary share. Notwithstanding the foregoing, if a registration statement covering the ordinary share issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

The private warrants (including the ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our Business Combination and they will not be redeemable by the Company so long as they are held by the initial shareholders or their permitted transferees. The initial shareholders, or their permitted transferees, have the option to exercise the private warrants on a cashless basis.

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
NOTE 8. SUBSEQUENT EVENTS
Redemption and Extension
In connection with the Annual General Meeting on October 20, 2023, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074.
From October 2023
to February 2024, using the loan funded from Ms. Yuan (as disclosed below),

the Company made
five
additional tranches of deposits of $100,000, for an aggregate of $500,000, to the Trust account and extended the Combination Period from October 12, 2023 to March 12, 2024. The Company has the right to extend the Combination Period five (5) more times for an additional one (1) month each time, from March 12, 2024 to August 12, 2024.
Debt Financing for Working Capital and Extension
For the period from October 2023 though the filing the Company borrowed
$590,112
from Ms. Zheng Yuan, for working capital and extension deposits purposes of which, $500,000 was for extension purposes as mentioned above. These loans bear no
interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at Ms. Yuan’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of
$
10.00
per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

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
Overview
We are a blank check company incorporated in the Cayman Islands for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our Business Combination, our shares, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Recent Developments
On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the trust account (the “Trust Account”) the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”); (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with the shareholders’ vote at the Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding as of September 30, 2023.
In connection with the Extraordinary General Meeting, on August 9, 2023, the Company and Continental Stock Transfer & Trust Company entered an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2023 to August 12, 2024, by depositing into the Trust Account the lessor of $100,000 or $0.045 per outstanding public share for each one-month extension.
On October 20, 2023, the Company held an annual general meeting of shareholders (the “Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074.
From August 2023 to February 2024, using the funds held outside the trust account and the proceeds from Convertible Promissory Notes (as described below), the Company made seven tranches of deposits of $100,000, for an aggregate of $700,000, to the Trust account and extended the Combination Period from August 12, 2023 to March 12, 2024. The Company has the right to extend the Combination Period five (5) more times for an additional one (1) month each time, from March 12, 2024 to August 12, 2024.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and after our IPO, searching for a business combination target. Following our IPO, we will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the nine months ended September 30, 2023, we had a net income of $1,969,273 which consists of investment income earned on investments held in trust account of $2,706,368 offset partially by operating costs of $737,095. For the nine months ended September 30, 2022, we had a net loss of $30,657, which consists of operating costs of $154,247, partially net off by investment income earned on investments held in trust account of $123,590.
For the three months ended September 30, 2023, we had a net income of $454,799, which consisted of investment income earned on investments held in trust account of $942,835, offset partially by operating costs of $488,036. For the three months ended September 30, 2022, we had a net loss of $30,657, which consists of operating costs of $154,247, partially net off by investment income earned on investments held in trust account of $123,590.
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
Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $3,898,030 consisting of $739,286 of up-front
underwriting fees and a deferred discount of $2,587,499 and $571,245 of other costs. As of closing, $760,003 of the proceeds from the IPO was held outside of the Trust Account and is available for working capital purposes. During the nine months ended September 30, 2023, the Company charged $210,873 in offering cost to accumulated deficit.
As of September 30, 2023, we had available to us $9,208 of cash on our balance sheet and a working capital deficit of $901,486. We intend to use the funds held outside of the Trust Account and proceeds from Convertible Promissory Notes (as described below) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, the Company has not borrowed any amount under such loans.
During nine months ended September 30, 2023, the Company borrowed $10,000 from the Sponsor. The loan bears no interest and is repayable in full upon the consummation of the Company’s Business Combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s Business Combination. Upon such election, this loan will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.
After September 30, 2023, the Company borrowed $490,112 in total from our Chief Financial Officer - Ms. Zheng Yuan, for working capital and extension deposits purposes (as described in Note 10 of the Financial Notes). These loans bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at Ms. Yuan’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.
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

Dated: March 1, 2024	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)