Form 10-K
period 2023-12-31
Embrace Change Acquisition Corp.
filed 2024-07-26
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $78,998,575.

As of July 25, 2024, there were 5,127,282 ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMBRACE CHANGE ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company. As approved by our shareholders at the annual general meeting on October 20, 2023, our second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”), as amended, no long restricts us to undertake an initial business combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). Since many of our officers and directors have business experience in China or reside in China, being able to target a business in China may make it easier to find an attractive target business, and it may make us a more attractive partner to Hong Kong and People’s Republic of China targets. Because our offices are in the United States, we currently do not operate in China, and a majority of our officers and directors are outside of China, we are not subject to Chinese regulations, such as those put out by the China Securities Regulatory Commission or Cyberspace Administration of China. However, the relationships of our officers and directors to China could influence the types of targets that they select to acquire due to changes in laws or regulations in China, which could result in significantly reduced securities trading prices of a post-business combination company. Because we are based in the United States and our auditor is based in the United States, we are not subject to the Holding Foreign Companies Accountable Act or related regulations and our auditor is not subject to determinations announced by the PCAOB on December 16, 2021.

On August 12, 2022, we consummated our initial public offering (the “IPO”) of 7,392,855 units (the “Units”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton LLC, formerly known as EF Hutton, division of Benchmark Investments, LLC (the “Representative” or “EF Hutton”) of its over-allotment option (the “Over-Allotment Option”). Each Unit consists of one ordinary share, one warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the IPO prospectus. Each right entitles the holder thereof to acquire one-eighth of one ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $73,928,550.

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

On August 12, 2022, a total of $75,776,764 of the net proceeds from the IPO and the Private Placement (including $72,039,264 of the net proceeds from the IPO (which amount includes $2,587,499 of the underwriters’ deferred discount before it was revised by Satisfaction and Discharge Agreement entered on March 4, 2024) and $3,737,500 from the Private Placement), were placed in a trust account established for the benefit of our public shareholders at JP Morgan Chase, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of: (1) the completion of our initial business combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption of public shares as described in the IPO prospectus or redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

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

Recent Developments

On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the trust account (the “Trust Account”) the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the Amended Articles of Association; (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the Amended Articles of Association of the Company (the “NTA Requirement Amendment Proposal”) so the Amended Articles of Association does not include the restriction that the Company shall not repurchase Public Shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001. In connection with the shareholders’ vote at the Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding after the August 2023 redemption.

On October 20, 2023, the Company held an annual general meeting of shareholders (the “Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding as of December 31, 2023.

From August 2023 to March 2024, using the funds held outside the trust account and the proceeds from convertible promissory notes, the Company made six tranches of deposits of $100,000, for an aggregate of $600,000, to the Trust Account and extended the Combination Period from August 12, 2023 to April 12, 2024. The Company has the right to extend the Combination Period for four additional one (1) month, from April 12, 2024 to August 12, 2024. The Company has determined to make such extensions, but as of the filing of this Annual Report, the Company has not deposited such extension fees to the Trust Account yet.

Commencing on August 9, 2022, we have agreed to pay ARC Group Limited, our sponsor’s financial advisor, a total of $10,000 per month for utilities and secretarial and administrative support. In October 2023, the Company and ARC Group Limited terminated the administrative support agreement. For the year ended December 31, 2023, the Company has incurred such expenses of $90,000, among which, $50,000 has been settled, leaving $40,000 unpaid and being reflected as accrued expenses on the balance sheet.

On October 12, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5450(a)(2) of The Nasdaq Global Market in connection with its listing of the Company’s ordinary shares, par value $0.001 per share, which requires the Company to maintain a minimum of 400 total holders of its ordinary shares for continued listing on The Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on The Nasdaq Global Market. The notice states that the Company has until November 27, 2023 to submit a plan to regain compliance with Listing Rule 5450(a)(2). If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from October 12, 2023, the date of the Notice, to evidence compliance with Listing Rule 5450(a)(2). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal Nasdaq’s determination. Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market. In order to transfer, the Company must submit an on-line transfer application, pay the $5,000 application fee, and meet The Nasdaq Capital Market’s continued listing requirements. The Company submitted a compliance plan to Nasdaq on November 27, 2023.

On December 22, 2023, the Company received a notification from Nasdaq that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as it had failed to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Form 10-Q”). Under the Nasdaq Listing Rules, the Company now has 60 calendar days to submit a plan to regain compliance and if the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the Form 10-Q’s due date, or until May 20, 2024, to regain compliance. The Company later filed the Form 10-Q on March 1, 2024.

On March 4, 2024, the Company and EF Hutton entered into a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, EF Hutton agrees to revise the deferred underwriting fee of three point five percent (3.50%) of the gross proceeds of the initial public offering, or $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to EF Hutton at the Closing.

On April 23, 2024, the Company received a delisting determination letter from the Listing Qualifications of Nasdaq advising the Company that the Company has not paid its assessed fees required by Listing Rule 5250(f). The Company subsequently paid the outstanding fee.

On May 30, 2024, the Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

On June 24, 2024, the Company received a notice from Nasdaq indicating that, unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on July 1, 2024, the Company’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on July 3, 2024, due to the Company’s non-compliance with the Minimum Holders Rule and the Reporting Rule. The Company timely requested a hearing before the Panel to appeal the Staff Determination and submitted a request for extension of stay. The suspension referenced in the Staff Determination has been stayed for a period of 15 calendar days until July 16, 2024 and the hearing has been scheduled on August 1, 2024.

On July 9, 2024, the Company filed a preliminary proxy statement in connection with soliciting the shareholders approval on extension, among other matters.

On July 12, 2024, the Company submitted a written submission to Nasdaq. On July 25, 2024, the Company received a notice from Nasdaq indicating the grant of the Company’s request to extend the stay of suspension pending a hearing on August 1, 2024, and issuance of a final Panel decision.

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

Investment Criteria

Below is a list of criteria we will consider when evaluating target companies:

●	We expect to focus on the management team of the potential target company, which we look to have strong entrepreneurial and management experience, excellent values, adaptability, and the ability to deal with a variety of complex situations, as well as a variety of potential challenges.

●	We wanted to find a technology-driven company in an industry that has high barriers to entry and that would further be able to consolidate its strengths through a transaction with us.

●	We expect these companies to have mature products and services that are already well accepted by the market and have positive cash flow or are close to achieving positive cash flow, rather than being in the early loss-making stages.

●	We will look for a target company that has built a brand that customers trust and has significant influence.

●	We will also look at the ESG (environmental, social, governance) efforts made by the company. We believe that a truly outstanding company should have a strong sense of social responsibility, in addition to an excellent management team and providing excellent products and services.

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

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any revised deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any revised deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

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

Fair market value of target business or businesses

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any revised deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the revised deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

Redemption of public shares and liquidation if no initial business combination

We will have until August 12, 2024 to consummate an initial business combination. Pursuant to the terms of our Amended Articles of Association, as amended, and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company on August 9, 2022, as amended on August 9, 2023, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $100,000 for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our Amended Articles of Association, as amended, and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.25. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the revised deferred underwriting commissions we will pay to the underwriters. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.25, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our Amended Articles of Association, as amended, (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any revised deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space is provided to us free of charge by our sponsor. We consider our current office space adequate for our current operations.

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

Holders of Record

As of December 31, 2023, there were 7,423,175 of our ordinary shares issued and outstanding held by five stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a business combination solely if a vote is held to approve a business combination, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We paid a total of $739,286 in underwriting discounts and commissions (not including the revised deferred underwriting commission payable at the consummation of business combination) and $571,245 for other costs and expenses related to the IPO.

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

Recent Developments

On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its initial public offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the trust account (the “Trust Account”) the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”);

(b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the Amended Articles of Association of the Company (the “NTA Requirement Amendment Proposal”) so the Amended Articles of Association does not include the restriction that the Company shall not repurchase Public Shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001. In connection with the shareholders’ vote at the Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding after the August 2023 redemption.

On October 20, 2023, the Company held an annual general meeting of shareholders (the “Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding as of December 31, 2023.

From August 2023 to March 2024, using the funds held outside the trust account and the proceeds from convertible promissory notes, the Company made six tranches of deposits of $100,000, for an aggregate of $600,000, to the Trust Account and extended the Combination Period from August 12, 2023 to April 12, 2024. The Company has the right to extend the Combination Period for four additional one (1) month, from April 12, 2024 to August 12, 2024. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $400,000 into the Trust Account, to extend the Termination Date to August 12, 2024.

On March 4, 2024, the Company and the underwriters, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to the underwriter at the Closing. The Company will evaluate the Satisfaction and Discharge Agreement and account for it accordingly.

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

For the year ended December 31, 2023, we had a net income of $2,424,391 which consists of investment income earned on investments held in trust account of $3,486,597 partially offset by operating costs of $1,062,206. For the year ended December 31, 2022, we had a net income of $410,646, which consists of investment income earned on investments held in trust account of $764,689, partially offset by operating costs of $354,043.

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

Transaction costs of the Initial Public Offering with the exercise of the over-allotment amounted to $3,898,030 consisting of $739,286 of up-front underwriting fees and a deferred discount of $2,587,499 and $571,245 of other costs. As of closing, $760,003 of the proceeds from the IPO was held outside of the Trust Account and is available for working capital purposes. For the year ended December 31, 2023, the Company charged $210,873 in offering cost to accumulated deficit.

As of December 31, 2023, we had cash of $5,308 on our balance sheet and a working capital deficit of $1,526,597. We intend to use the funds held outside of the Trust Account and proceeds from Convertible Promissory Notes (as described below) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, the Company borrowed $90,112 (which was included in the November 2023 Convertible Note, as described in the Note 5 of the Notes to Financial Statements) under such loans.

For the year ended December 31, 2023, the Company borrowed $10,000 from the Sponsor. The loan bears no interest and is repayable in full upon the consummation of the Company’s Business Combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s Business Combination. Upon such election, this loan will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

From October 2023 to December 31, 2023, the Company borrowed $390,112 in total from our Chief Financial Officer (“CFO”) - Ms. Zheng Yuan, in form of convertible promissory notes, for working capital and extension deposits purposes (as described in Note 5 of the Notes to the Financial Statements). From January 2024 to the filing of this Annual Report, the Company borrowed $451,000 in total from our CFO, in form of convertible promissory notes, for working capital and extension deposits purposes (as described in Note 5 of the Notes to the Financial Statements). These loans bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering. Up to the filing of this Annual Report, the Company has borrowed $841,112 from the CFO, in form of convertible promissory notes.

From October 2023 to the filing of this Annual Report, Ms. Zheng Yuan also paid $144,060, on behalf of us, to the third-party vendors. These amounts are unsecured, bear no interest and will be due as demanded.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,499. On March 4, 2024, we and EF Hutton entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, EF Hutton agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of us, shall be issued and delivered to the EF Hutton at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023 and 2022, there were no critical accounting policies.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of July 5, 2024.

Name	Age	Position
Jingyu Wang	33	Chief Executive Officer and Director
Zheng Yuan	52	Chief Financial Officer and Director
Jiangping (Gary) Xiao	46	Independent Director
Mo Zhou	36	Independent Director
Hang Zhou	52	Independent Director

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

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Jiangping (Gary) Xiao, Mo Zhou and Hang Zhou. Hang Zhou chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders purchased founder shares prior to the IPO and our sponsor purchased the private units in transactions that closed simultaneously with the closing of the IPO. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders also acquire public shares after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Amended Articles of Association, as amended, or alternatively by shareholder approval at general meetings.

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
Destone Holdings LLC

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our Amended Articles of Association, as amended, provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

The following table sets forth as of July 25, 2024 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of July 25, 2024, we had 7,423,175 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of July 25, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Jingyu Wang	-	-
Zheng Yuan	-	-
Jiangping (Gary) Xiao	-	-
Hang Zhou	-	-
Zhou Mo	-	-
All current directors and executive officers as a group (five individuals)	-	-
Wuren Fubao Inc.(2)	2,221,964	29.9%
Mizuho Financial Group, Inc.(3)	600,740	7.4%
Wolverine Asset Management, LLC(3)	466,742	6.3%

(1)	Unless otherwise indicated, the business address of each of the individuals is 5186 Carroll Canyon Rd, San Diego, CA 92121.
(2)	Represents shares held by our sponsor. Mr. Bin Li has voting and dispositive power over the shares held of record by our sponsor. Mr. Bin Li disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.
(3)	Based on information provided in a Schedule 13G filed on February 13, 2024. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the principal office of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(4)	Based on information provided in a Schedule 13G filed on February 1, 2024. Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and disposition power over 466,542 of our Ordinary Shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 466,742 of our Ordinary Shares. The address of the principal office of the reporting persons is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior to our IPO, we issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of December 31, 2023, there were 1,848,214 founder shares issued and outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $0.014 per share.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended Articles of Association, as amended.

We currently maintain our executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space is provided to us free of charge by our sponsor.

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

On September 8, 2023, the Company issued an unsecured promissory note, effective as of September 8, 2023, in an amount of $10,000 to the Sponsor. This note bears no interest and is repayable in full upon the consummation of the Company’s business combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s business combination. Upon such election, the note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

From October 2023 to March 2024, the Company issued six promissory notes to Zheng Yuan, the Company’s Chief Financial Officer (the “CFO”), in an amount of $100,000 each for extension fee, except $190,112 under a promissory note dated November 13, 2023. On November 8, 2023, the CFO paid off certain bills with an aggregated amount of $90,112 for the Company. On November 13, 2023, the Company issued an unsecured promissory note, effective as of November 10, 2023, in an amount of $190,112 to the CFO, which included the $100,000 extension fee that the CFO deposited into the Company’s trust account and the $90,112 that the CFO paid for the Company.

On March 21, 2024, the Company issued an unsecured promissory note in an amount of $70,000 to the CFO, for the $70,000 the CFO paid for the Company to pay off a bill. This note bears no interest and is repayable in full upon the consummation of the Company’s initial business combination. It is convertible, up to $500,000 of the notes, at the CFO’s election upon the consummation of the Company’s initial business combination. Upon such election, the note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

In addition, from October 2023 to July 2024, the CFO paid off certain bills with an aggregated amount of $144,060 for the Company without issuance of any promissory notes. These amounts were unsecured, non-interesting bearing and will be payable as demanded. The Company recorded these amounts as due to related party on the balance sheet.

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

Audit Fees. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $98,000 for the services MaloneBailey performed in connection with our IPO and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2023, fees for our independent registered public accounting firm were $61,500 for the services MaloneBailey performed in connection with the review of the financial information included in our Forms 10-Q for the respective periods and audit of our December 31, 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

EMBRACE CHANGE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Embrace Change Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Embrace Change Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

July 26, 2024

EMBRACE CHANGE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Cash	$5,308	$403,012
Other receivables	-	521
Total Current Assets	5,308	403,533
Marketable securities held in trust account	56,231,052	76,541,453
Total assets	$56,236,360	$76,944,986

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,077,258	$157,051
Due to related party	54,535	-
Convertible promissory note – related party	400,112	-
Total current liabilities	1,531,905	157,051
Deferred underwriter fee payable	2,587,499	2,587,499
Total liabilities	4,119,404	2,744,550

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,127,282 and 7,392,855 shares issued and outstanding at redemption value of $10.97 per share and $10.35 per share as of December 31, 2023 and 2022, respectively	56,231,052	76,541,453

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 5,127,282 and 7,392,855 shares subject to redemption, respectively) issued and outstanding as of December 31, 2023 and 2022, respectively	230	230
Additional paid-in capital	-	-
Accumulated deficit	(4,114,326)	(2,341,247)
Total Stockholders’ Deficit	(4,114,096)	(2,341,017)
Total Liabilities and Stockholders’ Deficit	$56,236,360	$76,944,986

The accompanying notes are an integral part of these financial statements

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2023	December 31, 2022
Formation and operating costs	$(1,062,206)	$(354,043)
Loss from operations	(1,062,206)	(354,043)
Other income:
Investment income earned on investments held in Trust Account	3,486,597	764,689
Net income	$2,424,391	$410,646
Weighted average shares outstanding, basic and diluted	9,014,565	4,898,504
Basic and diluted net income per ordinary share	$0.27	$0.08

The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,295,893	$230	$-	$(2,341,247)	$(2,341,017)
Accretion of offering costs to deficit	-	-	-	(210,873)	(210,873)
Amount deposited into trust account subject to redemption	-	-	-	(500,000)	(500,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(3,486,597)	(3,486,597)
Net income	-	-	-	2,424,391	2,424,391
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,848,214	$185	$24,815	$(3,230)	$21,770
Sale of IPO Unit	7,392,855	739	73,927,811	-	73,928,550
Sale of Private Placement Units	373,750	38	3,737,462	-	3,737,500
Offering and Underwriting costs	-	-	(3,898,030)	-	(3,898,030)
Ordinary shares subject to possible redemption	(7,392,855)	(739)	(75,776,025)	-	(75,776,764)
Issuance of representative shares	73,929	7	(7)	-	-
Accretion of APIC to deficit	-	-	1,983,974	(1,983,974)	-
Re-measurement of ordinary shares subject to redemption	-	-	-	(764,689)	(764,689)
Net income	-	-	-	410,646	410,646
Balance – December 31, 2022	2,295,893	$230	$-	$(2,341,247)	$(2,341,017)

(1)	Prior to the Initial Public Offering, the Company issued 1,437,500 ordinary shares to our initial shareholders. On October 24, 2021, the Company declared a share dividend of 0.50 shares for each outstanding share, resulting in an aggregate of 2,156,250 founder shares being issued. The aggregate purchase price for the founder shares was $25,000. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor.

The accompanying notes are an integral part of these financial statements

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flow from operating activities:
Net income	$2,424,391	$410,646
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,486,597)	(764,689)
Changes in operating assets and liabilities:
Other receivables	521	(521)
Accrued expenses	709,334	157,051
Net cash used in operating activities	(352,351)	(197,513)

Cash flows from investing activities:
Investment of cash in Trust Account	(500,000)	-
Marketable securities held in Trust Account	-	(75,776,764)
Cash withdrawn from Trust Account in connection with redemption	24,296,998	-
Net cash provided by (used in) investing activities	23,796,998	(75,776,764)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	-	73,214,265
Proceeds from sale of private placement units	-	3,737,500
Redemption of ordinary shares	(24,296,998)	-
Payment of offering costs	-	(419,600)
Proceeds from convertible promissory note - related party	400,112	-
Proceeds from related party for working capital purpose	54,535	-
Repayment of promissory note - related party	-	(159,478)
Net cash (used in) provided by financing activities	(23,842,351)	76,372,687

Net change in cash	(397,704)	398,410
Cash at the beginning of the period	403,012	4,602
Cash at the end of the period	$5,308	$403,012

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note	$-	$(12,198)
Deferred underwriting fee payable	$-	$2,587,499
Initial valuation of ordinary shares subject to possible redemption	$-	$75,776,764
Re-measurement of ordinary shares subject to redemption(1)	$3,486,597	$764,689
Accretion of APIC to deficit	$-	$1,983,974
Accretion of offering costs to deficit	$210,873	$-
Extension funds attributable to ordinary shares to redemption	$500,000	$-

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Wuren Fubao Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2022. On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, LLC, formerly known as EF Hutton, division of Benchmark Investments, LLC (the “Representative” or “EF Hutton”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering” or “IPO”), and incurring offering costs of $3,898,030, of which $2,587,499 was for deferred underwriting commissions (see Note 6). As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were forfeited to the Company of which was reflected retroactively.

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

On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its Initial Public Offering, the “Termination Date”) to August 12, 2024 (the “Extended Date”), by depositing into the Trust Account the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Extension Payment”) (the “Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”); (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), to extend the Combination Period from the Termination Date to the Extended Date, by depositing into the Trust Agreement the Extension Payment (the “Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with the shareholders’ vote at the Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption outstanding after the August 2023 redemption.

In connection with the shareholders’ vote at the annual general meeting (“Annual General Meeting”) of shareholders held by the Company on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption outstanding.

From August 2023 to December 2023, the Company deposited five tranches of $100,000, for an aggregated of $500,000 into the Trust Account, extending the Termination Date to January 12, 2024. From January 2024 to March 2024, the Company deposited additional three tranches of $100,000, for an aggregated of $300,000 into the Trust Account, extending the Termination Date to April 12, 2024. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $400,000 into the Trust Account, to extend the Termination Date to August 12, 2024.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $5,308 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the Convertible Promissory Notes (as defined and described in Note 5). As of December 31, 2023, there was $400,112 outstanding under the Convertible Promissory Notes for extension and working capital purposes.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2024 (subject to depositing into the Trust Account the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $400,000 into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,308 and $403,012 in cash outside of trust account as of December 31, 2023 and 2022, respectively. The Company had no cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2023 and 2022, the estimated fair values of investments held in Trust Account was $56,231,052 and $76,541,453, respectively.

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$56,231,052	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$76,541,453	$-	$-

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

For the year ended December 31, 2023, the Company charged $210,873 in offering costs to accumulated deficit.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the shareholders’ vote at the Extraordinary General Meeting on August 9, 2023, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed, leaving 5,951,964 ordinary shares subject to possible redemption outstanding after the August 2023 redemption. In connection with the Annual General Meeting held on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption outstanding. Accordingly, as of December 31, 2023 and 2022, 5,127,282 and 7,392,855 ordinary shares subject to possible redemption, respectively, at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to December 31, 2023.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. On December 31, 2023 and 2022, the Company had $5,308 and $403,012 cash, respectively, held in operating bank account.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

Schedule of Basic and Diluted Net Income Per Share

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net income	$2,424,391	$410,646
Denominator: weighted average number of ordinary shares	9,014,565	4,898,504
Basic and diluted net income per ordinary share	$0.27	$0.08

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of August 12, 2022, the Company incurred offering costs of approximately $3,898,030, of which $2,587,499 was for deferred underwriting commissions. For the year ended December 31, 2023, the Company recorded $210,873 in offering costs and charged it to accumulated deficit.

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

Due to Related Party

As of December 31, 2023, the amounts due to related party was $54,535, for expenses paid by CFO on behalf of the Company. As of December 31, 2022, the amounts due to related party was nil. These amounts are unsecured, non-interest bearing and due on demand.

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

Convertible Promissory Notes

On September 8, 2023, the Company issued an unsecured promissory note (the “September 2023 Convertible Note”), effective as of September 8, 2023, in an amount of $10,000 to the Sponsor. The Convertible Promissory Note No.1 bears no interest and is repayable in full upon the consummation of the Company’s business combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s business combination. Upon such election, the note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

On each of October 10, 2023, November 8, 2023 and December 14, 2024, the Company issued an unsecured promissory note (each is called “October 2023 Convertible Note”, “November 2023 Convertible Note” and “December 2023 Convertible Note”, respectively, and collectively with September 2023 Convertible Note are “Convertible Promissory Notes”) amounting to $100,000, $190,112 and $100,000, respectively, for an aggregated of $390,112, to the Company’s CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the Sponsor’s or CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

As of December 31 2023, the Company has borrowed $400,112 under the Convertible Promissory Notes, of which $390,112 was issued to CFO, and the remaining $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, the Company borrowed $90,112 (which was included in the November 2023 Convertible Note) under such loans.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

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

The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. On March 4, 2024, the Company and the underwriters, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the IPO shares in the Company’s ordinary shares or 73,929 ordinary shares as the underwriters’ over-allotment was partially exercised.

Right of First Refusal

For a period beginning on the closing of the Company’s IPO and ending 6 months from the closing of a business combination, the Company have granted EF Hutton a right of first refusal to act as sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Company’s IPO.

NOTE 7. STOCKHOLDERS’ DEFICIT

Ordinary Shares

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

As of December 31, 2023 and 2022, there were 2,295,893 and 2,295,893 ordinary shares issued and outstanding, excluding 5,127,282 and 7,392,855 ordinary shares subject to possible redemption, respectively.

Warrants

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

●	if, and only if, the reported last sale price of the ordinary share equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary share underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

NOTE 8. SUBSEQUENT EVENTS

Extension

From January 2024 to March 2024, using the loan funded from the CFO, the Company made three additional tranches of deposits of $100,000, for an aggregate of $300,000, to the Trust account and extended the Combination Period from January 12, 2024 to April 12, 2024. The Company has the right to extend the Combination Period four (4) more times for an additional one (1) month each time, from May 12, 2024 to August 12, 2024. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $400,000 into the Trust Account, to extend the Termination Date to August 12, 2024.

Debt Financing for Working Capital and Extension

For the period from January 2024 through the filing, the Company borrowed $451,000 from the CFO, in form of convertible promissory notes, for working capital and extension deposits purposes of which, $300,000 was for extension purposes as mentioned above. These loans are unsecured, non-interest bearing and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering. Up to the date that the financial statements were issued, the total amount outstanding under the convertible promissory notes issued to the CFO was $841,112, of which $600,000 was for extension deposits purpose and $241,112 was for working capital purpose.

For the period from January 2024 through the filing, the CFO paid $89,525 to third-party vendors, on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand. Up to the date that the financial statements were issued, the total amount due to related party was $144,060.

Satisfaction and Discharge Agreement

On March 4, 2024, the Company and the underwriters, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to the underwriter at the Closing.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association of Embrace Change Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)

3.2	Amendment to Second Amended and Restated Memorandum and Articles of Association of Embrace Change Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 26, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.5	Warrant Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.6	Rights Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.7*	Description of Securities

10.1	Form of Letter Agreements, dated August 9, 2022, by and among the Company and its officers, directors, the Sponsor and certain other holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.2	Investment Management Trust Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.3	Amendment to the Investment Management Trust Agreement, dated as of August 9, 2023, between Embrace Change Acquisition Corp. and Continental Stock Transfer & Trust Company dated August 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)

10.4	Registration Rights Agreement, dated August 9, 2022, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.5	Form of Indemnity Agreements, dated August 9, 2022, by and among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.6	Unit Subscription Agreement, dated August 9, 2022, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.7	Promissory Note issued by the Company to the Sponsor on September 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)

10.8	Promissory Note issued by the Company to Zheng Yuan on October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 13, 2023)

10.9	Promissory Note issued by the Company to Zheng Yuan on November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 14, 2023)

10.10	Promissory Note issued by the Company to Zheng Yuan on December 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2023)

10.11	Promissory Note issued by the Company to Zheng Yuan on January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 19, 2024)

10.12	Promissory Note issued by the Company to Zheng Yuan on February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2024)

10.13	Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022, dated March 4, 2024, between the Company and EF Hutton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2024)

10.14	Promissory Note issued by the Company to Zheng Yuan on March 13, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2024)

10.15	Promissory Note issued by the Company to Zheng Yuan on March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 25, 2024).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Embrace Change Acquisition Corp.

Dated: July 26, 2024	By:	/s/ Jingyu Wang
	Name:	Jingyu Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingyu Wang	Chief Executive Officer. President and Director	July 26, 2024
Jingyu Wang	(Principal Executive Officer)

/s/ Zheng Yuan	Chief Financial Officer	July 26, 2024
Zheng Yuan	(Principal Accounting and Financial Officer)

/s/ Jiangping (Gary) Xiao	Director	July 26, 2024
Jiangping (Gary) Xiao

/s/ Hang Zhou	Director	July 26, 2024
Hang Zhou

/s/ Mo Zhou	Director	July 26, 2024
Mo Zhou