Form 10-Q
period 2024-03-31
Embrace Change Acquisition Corp.
filed 2024-08-07
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 30, 2024, there were 7,423,175 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets of March 31, 2024 and December 31, 2023 (Unaudited)	1
Statements of Operations for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	2
Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	3
Statements of Cash Flows for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	18
Item 3. Quantitative and Qualitative Disclosure about Market Risks	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Signatures	27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMBRACE CHANGE ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash	$5,308	$5,308
Total Current Assets	5,308	5,308
Marketable securities held in trust account	57,266,630	56,231,052
Total assets	$57,271,938	$56,236,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,049,333	$1,077,258
Due to related party	62,260	54,535
Convertible promissory note – related party	770,112	400,112
Total current liabilities	1,881,705	1,531,905
Deferred underwriter fee payable	2,966,000	2,587,499
Total liabilities	4,847,705	4,119,404

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,127,282 and 5,127,282 shares issued and outstanding at redemption value of $11.17 per share and $10.97 per share as of March 31, 2024 and December 31, 2023, respectively	57,266,630	56,231,052

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 5,127,282 and 5,127,282 shares subject to redemption, respectively) issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	230	230
Additional paid-in capital	-	-
Accumulated deficit	(4,842,627)	(4,114,326)
Total Stockholders’ Deficit	(4,842,397)	(4,114,096)

Total Liabilities and Stockholders’ Deficit	$57,271,938	$56,236,360

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$49,800	$(128,263)
Loss from operations	(49,800)	(128,263)
Other income (loss):
Investment income earned on investments held in Trust Account	735,578	822,317
Loss on modification of deferred underwriting commission	(378,501)	-
Total other income (loss)	357,077	822,317
Net income	$307,277	$694,054
Weighted average shares outstanding, basic and diluted	7,423,175	9,688,748
Basic and diluted net income per ordinary share	$0.04	$0.07

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(300,000)	(300,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(735,578)	(735,578)
Net income	-	-	-	307,277	307,277
Balance – March 31, 2024	2,295,893	$230	$-	$(4,842,627)	$(4,842,397)

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,295,893	$230	$-	$(2,341,247)	$(2,341,017)
Re-measurement of ordinary shares subject to redemption	-	-	-	(822,317)	(822,317)
Net income	-	-	-	694,054	694,054
Balance – March 31, 2023	2,295,893	$230	$-	$(2,469,510)	$(2,469,280)

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flow from operating activities:
Net income	$307,277	$694,054
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(735,578)	(822,317)
Loss on modification of deferred underwriting commission	378,501	-
Changes in operating assets and liabilities:
Other receivables	-	521
Accounts payable and accrued expenses	(27,925)	123,213
Net cash used in operating activities	(77,725)	(4,529)

Cash flows from investing activities:
Investment of cash in Trust Account	(300,000)	-
Net cash used in investing activities	(300,000)	-

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	370,000	-
Proceeds from related party for working capital purpose	7,725	-
Net cash provided by financing activities	377,725	-

Net change in cash	-	(4,529)
Cash at the beginning of the period	5,308	403,012
Cash at the end of the period	$5,308	$398,483

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$378,501	$-
Re-measurement of ordinary shares subject to redemption(1)	$735,578	$822,317
Extension funds attributable to ordinary shares to redemption	$300,000	$-

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

From August 2023 to December 2023, the Company deposited five tranches of $100,000, for an aggregated of $500,000 into the Trust Account, extending the Termination Date to January 12, 2024. From January 2024 to March 2024, the Company deposited additional three tranches of $100,000, for an aggregated of $300,000 into the Trust Account, extending the Termination Date to April 12, 2024. The Company has the right to extend the Combination Period four (4) more times for an additional one (1) month each time, from April 12, 2024 to August 12, 2024. On August 6, 2024, the Company deposited the required extension contributions of $400,000 into the Trust Account, to extend the Termination Date to August 12, 2024.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $5,308 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the Note (as defined in Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and the Convertible Promissory Notes (as defined and described in Note 5). As of March 31, 2024, there was $770,112 outstanding under the Convertible Promissory Notes for extension and working capital purposes.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2024, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,308 in cash outside of trust account as of March 31, 2024 and December 31, 2023. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account was $57,266,630 and $56,231,052, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$57,266,630	$-	$-

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. With the partial exercise of the over-allotment, offering cost amounted to $3,898,030 consisting of $739,286 of up-front underwriting fees and a deferred discount of $2,587,499 and $571,245 of other costs, were charged to additional paid-in capital upon completion of the Public Offering. For the year ended December 31, 2023, the Company charged $210,873 in offering costs to accumulated deficit.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the shareholders’ vote at the Extraordinary General Meeting on August 9, 2023, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed, leaving 5,951,964 ordinary shares subject to possible redemption after the August 7, 2023 redemption. In connection with the Annual General Meeting held on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding. Accordingly, as of March 31, 2024 and December 31, 2023, 5,127,282 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to March 31, 2024.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024 and December 31, 2023, the Company had $5,308 cash held in operating bank account.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

Schedule of Basic and Diluted Net income Per Share

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net income	$307,277	$694,054
Denominator: weighted average number of ordinary shares	7,423,175	9,688,748
Basic and diluted net income per ordinary share	$0.04	$0.07

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

Due to Related Party

As of March 31, 2024 and December 31, 2023, the amounts due to related party was $62,260 and $54,535, respectively, for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

On each of October 10, 2023, November 8, 2023 and December 14, 2024, the Company issued an unsecured promissory note (each is called “October 2023 Convertible Note”, “November 2023 Convertible Note” and “December 2023 Convertible Note”, respectively, collectively with September 2023 Convertible Note were called “Convertible Promissory Notes”) amounting to $100,000, $190,112 and $100,000, respectively, for an aggregated of $390,112, to the Company’s CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the Sponsor’s or CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

From January 2024 to March 31, 2024, the Company issued four unsecured promissory notes (together with the convertible promissory notes as described above, were called “Convertible Promissory Notes”) amounting to $100,000, $100,000 $100,000 and $70,000, respectively, for an aggregated of $370,000, to the Company's CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

As of March 31, 2024, the Company has borrowed $770,112 under the Convertible Promissory Notes, of which $760,112 was issued to the Company’s CFO, and 10,000 was issued to the Sponsor.

As of December 31, 2024, the Company has borrowed $400,112 under the Convertible Promissory Notes, of which $390,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company borrowed $240,112 and $90,112 which was included in convertible promissory note – related party.

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

The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. On March 4, 2024, the Company and the underwriters, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Company evaluated the Satisfaction and Discharge Agreement and concluded that the share settlement portion of the Satisfaction and Discharge Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares. In this case, the share settlement portion of the Satisfaction and Discharge Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Satisfaction and Discharge Agreement executed date (the “Grant Date”). The Company used the public trading price of Class A ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,216,000 in total, or $11.08 per share. The Satisfaction and Discharge Agreement was executed on March 4, 2024, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $1,837,499 deferred liability for the share settlement portion of the Satisfaction and Discharge Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled, in the amount of $378,501, as a result of the Satisfaction and Discharge Agreement was recorded as loss on the modification of deferred underwriting commission in the accompanying unaudited statements of operations.

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

As of March 31, 2024 and December 31, 2023, there were 2,295,893 ordinary shares issued and outstanding, excluding 5,127,282 ordinary shares subject to possible redemption, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

Debt Financing for Working Capital and Extension

For the period from April 1, 2024 though the filing the Company borrowed $81,000 from the Company’s CFO, in form of convertible promissory note, for working capital purpose. These loans bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

For the period from April 1, 2024 though the filing, the CFO paid $81,800 to third-party vendors, on behalf of the Company, which will be recorded as due to related party. These amounts are unsecured, non-interest bearing and due on demand. Up to the date that the unaudited financial statements were issued, the total amount due to the related party was $144,060.

Subsequent to March 31, 2024, and through the date these unaudited financial statements were issued, the Company borrowed $300,000 from an unrelated third party. These amounts are unsecured, non-interest bearing and due on demand.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note.

On August 6, 2024, using the amounts raised from the third parties, the Company deposited $400,000 into Trust Account, extending the Termination Date to August 12, 2024.

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

On October 20, 2023, the Company held an annual general meeting of shareholders (the “Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding as of March 31, 2024.

From August 2023 to March 2024, using the funds held outside the trust account and the proceeds from Convertible Promissory Notes (as described below), the Company made eight tranches of deposits of $100,000, for an aggregate of $800,000, to the Trust Account and extended the Combination Period from August 12, 2023 to April 12, 2024. The Company has the right to extend the Combination Period four (4) more times for an additional one (1) month each time, from April 12, 2024 to August 12, 2024. On August 6, 2024, the Company deposited the required extension contributions of $400,000 into the Trust Account, extending the Termination Date to August 12, 2024.

Commencing on August 9, 2022, we have agreed to pay ARC Group Limited, our sponsor’s financial advisor, a total of $10,000 per month for utilities and secretarial and administrative support. In October 2023, the Company and ARC Group Limited terminated the administrative support agreement. As of March 31, 2024, the unpaid balance of $40,000 was reflected as accrued expenses on the balance sheet.

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

On July 12, 2024, the Company submitted a written submission to Nasdaq. On July 25, 2024, the Company received a notice from Nasdaq indicating the grant of the Company’s request to extend the stay of suspension pending a hearing on August 1, 2024, and issuance of a final Panel decision. On August 1, 2024, the Company attended the Nasdaq hearing before the Panel.

In July 2024, the Company borrowed $300,000 from an unrelated third party. These amounts are unsecured, non-interest bearing and due on demand.

On July 31, 2024, the Company filed a definitive proxy statement in connection with soliciting the shareholders approval on extension, among other matters. The shareholders meeting is scheduled to be held on August 12, 2024.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note.

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

For the three months ended March 31, 2024, we had a net income of $357,077 which consists of investment income earned on investments held in trust account of $735,578 partially offset by operating costs of $49,800 and loss on modification of deferred underwriter commission of $378,501. For the three months ended March 31, 2023, we had a net income of $694,054, which consists of investment income earned on investments held in trust account of $822,317, partially offset by operating costs of $128,263.

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

As of March 31, 2024, we had cash of $5,308 on our balance sheet and a working capital deficit of $1,876,397. We intend to use the funds held outside of the Trust Account and proceeds from Convertible Promissory Notes (as described below) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company borrowed $240,112 and $90,112, respectively, which was included in convertible promissory note - related party.

On September 8, 2023, the Company borrowed $10,000 from the Sponsor. The loan bears no interest and is repayable in full upon the consummation of the Company’s Business Combination. It is convertible at the Sponsor’s election upon the consummation of the Company’s Business Combination. Upon such election, this loan will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

From October 2023 to the filing of this Quarterly Report, the Company borrowed $841,112 in total from our Chief Financial Officer, in form of convertible promissory notes, for working capital and extension deposits purposes (as described in Note 5 of the Notes to the Financial Statements). These loans bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

From October 2023 to the filing of this Quarterly Report, the Company’s CFO also paid $144,060, on behalf of us, to the third-party vendors for working capital purposes. These amounts are unsecured, non interest bearing and due on demand.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,499. On March 4, 2024, we and the underwriter, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of us, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2024, there were no critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the registration statements on Form S-1 (File Nos. 333-258221 and 333-265184) for our IPO filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: August 7, 2024	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)