Form 10-Q
period 2024-09-30
Embrace Change Acquisition Corp.
filed 2024-11-12
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 4,520,024 ordinary shares (including 2,224,131 ordinary shares subject to possible redemption), $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	1
Statements of Operations for the three and nine months ended September 30, 2024 (Unaudited) and for the three and nine months ended September 30, 2023 (Unaudited)	2
Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2024 (Unaudited) and for the nine months ended September 30, 2023 (Unaudited)	3
Statements of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and for the nine months ended September 30, 2023 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Statements	19
Item 3. Quantitative and Qualitative Disclosure about Market Risks	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EMBRACE CHANGE ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Cash	$13,053	$5,308
Prepaid expenses	20,250	-
Total Current Assets	33,303	5,308
Marketable securities held in trust account	25,782,508	56,231,052
Total Assets	$25,815,811	$56,236,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,168,295	$1,077,258
Due to related party	144,060	54,535
Due to third party	600,000	-
Convertible promissory note – related party	851,112	400,112
Promissory note – third party	53,513	-
Total Current Liabilities	2,816,980	1,531,905
Deferred underwriter fee payable	2,966,000	2,587,499
Total Liabilities	5,782,980	4,119,404

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 2,224,131 and 5,127,282 shares issued and outstanding at redemption value of $11.59 per share and $10.97 per share as of September 30, 2024 and December 31, 2023, respectively	25,782,508	56,231,052

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 2,224,131 and 5,127,282 shares subject to redemption, respectively) issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	230	230
Additional paid-in capital	-	-
Accumulated deficit	(5,749,907)	(4,114,326)
Total Stockholders’ Deficit	(5,749,677)	(4,114,096)

Total Liabilities and Stockholders’ Deficit	$25,815,811	$56,236,360

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Formation and operating costs	$(350,840)	$(488,036)	$(478,567)	$(737,095)
Loss from operations	(350,840)	(488,036)	(478,567)	(737,095)
Other income (loss):
Investment income earned on investments held in Trust Account	581,984	942,835	2,072,719	2,706,368
Loss on modification of deferred underwriting commission	-	-	(378,501)	-
Interest expense	(3,513)	-	(3,513)	-
Total other income	578,471	942,835	1,690,705	2,706,368
Net income	$227,631	$454,799	$1,212,138	$1,969,273
Weighted average shares outstanding, basic and diluted	6,129,379	9,109,259	6,988,761	9,493,462
Basic and diluted net income per ordinary share	$0.04	$0.05	$0.17	$0.21

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(300,000)	(300,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(735,578)	(735,578)
Net income	-	-	-	307,277	307,277
Balance – March 31, 2024	2,295,893	$230	$-	$(4,842,627)	$(4,842,397)
Re-measurement of ordinary shares subject to redemption	-	-	-	(755,157)	(755,157)
Net income	-	-	-	677,230	677,230
Balance – June 30, 2024	2,295,893	$230	$-	$(4,920,554)	$(4,920,324)
Amount deposited into trust account subject to redemption	-	-	-	(475,000)	(475,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(581,984)	(581,984)
Net income	-	-	-	227,631	227,631
Balance – September 30, 2024	2,295,893	$230	$-	$(5,749,907)	$(5,749,677)

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,295,893	$230	$-	$(2,341,247)	$(2,341,017)
Re-measurement of ordinary shares subject to redemption	-	-	-	(822,317)	(822,317)
Net income	-	-	-	694,054	694,054
Balance – March 31, 2023	2,295,893	$230	$-	$(2,469,510)	$(2,469,280)
Re-measurement of ordinary shares subject to redemption	-	-	-	(941,216)	(941,216)
Net income	-	-	-	820,420	820,420
Balance – June 30, 2023	2,295,893	$230	$-	$(2,590,306)	$(2,590,076)
Re-measurement of ordinary shares subject to redemption	-	-	-	(942,835)	(942,835)
Accretion of offering costs to deficit	-	-	-	(210,873)	(210,873)
Amount deposited into trust account subject to redemption	-	-	-	(200,000)	(200,000)
Net income	-	-	-	454,799	454,799
Balance – September 30, 2023	2,295,893	$230	$-	$(3,489,215)	$(3,488,985)

The accompanying notes are an integral part of these unaudited financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash flow from operating activities:
Net income	$1,212,138	$1,969,273
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(2,072,719)	(2,706,368)
Loss on modification of deferred underwriting commission	378,501	-
Interest expense	3,513	-
Changes in operating assets and liabilities:
Other receivables	-	521
Prepaid expenses	(20,250)	(17,502)
Accounts payable and accrued expenses	91,037	550,272
Net cash used in operating activities	(407,780)	(203,804)

Cash flows from investing activities:
Investment of cash in Trust Account	(775,000)	(200,000)
Cash withdrawn from Trust Account in connection with redemption	33,296,263	15,385,924
Net cash provided by investing activities	32,521,263	15,185,924

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	451,000	10,000
Proceeds from promissory note - third party	300,000	-
Proceeds from related party for working capital purpose	89,525	-
Proceeds from third party for working capital purpose	600,000	-
Redemption of ordinary shares	(33,296,263)	(15,385,924)
Repayment of promissory note - third party	(250,000)	-
Net cash used in financing activities	(32,105,738)	(15,375,924)

Net change in cash	7,745	(393,804)
Cash at the beginning of the period	5,308	403,012
Cash at the end of the period	$13,053	$9,208

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$378,501	$-
Accretion of offering costs to deficit	$-	$210,873
Re-measurement of ordinary shares subject to redemption(1)	$2,072,719	$2,706,368
Extension funds attributable to ordinary shares subject to redemption	$775,000	$200,000

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its Initial Public Offering, the “Termination Date”) to August 12, 2024, by depositing into the Trust Account the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension (the “Initial Extension Payment”) (the “First Extension Amendment Proposal”) by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”); (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 (the “Trust Agreement”) between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to extend the Combination Period from the Termination Date to the August 12, 2024, by depositing into the Trust Agreement the Initial Extension Payment (the “First Trust Agreement Amendment Proposal”); and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “NTA Requirement Amendment Proposal”). In connection with the shareholders’ vote at the First Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding after the August 2023 redemption.

In connection with the shareholders’ vote at the annual general meeting (“Annual General Meeting”) of shareholders held by the Company on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding.

From August 2023 to December 2023, the Company deposited five tranches of $100,000, for an aggregated of $500,000 into the Trust Account, extending the Termination Date to January 12, 2024. From January 2024 to August 2024, the Company deposited additional seven tranches of $100,000, for an aggregated of $700,000 into the Trust Account, extending the Termination Date to August 12, 2024.

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

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2024 to August 12, 2025.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $13,053 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the promissory note, which has been terminated upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Notes (as defined and described in Note 5), the amount due to third party which is defined and described in Note 6 and the promissory note - third party which is defined and described in Note 7. As of September 30, 2024, there was $851,112 outstanding under the Convertible Promissory Notes, which was issued to the Company’s related party for extension and working capital purposes, $600,000 due to third party for extension purposes, and $53,513 outstanding under the promissory note - third party.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2025 (subject to the Amended Extension Payment is made as required for each monthly extension), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,053 and $5,308, respectively, in cash outside of trust account as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account was $25,782,508 and $56,231,052, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$25,782,508	$-	$-

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

Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 7,392,855 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the shareholders’ vote at the Extraordinary General Meeting on August 9, 2023, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed, leaving 5,951,964 ordinary shares subject to possible redemption after the August 7, 2023 redemption. In connection with the Annual General Meeting held on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding. In connection with the shareholders’ vote at the Extraordinary General Meeting of shareholders held by the Company on August 12, 2024, 2,903,151 ordinary shares were redeemed, leaving 2,224,131 ordinary shares subject to possible redemption after the August 12, 2024 redemption.

Accordingly, as of September 30, 2024 and December 31, 2023, 2,224,131 and 5,127,282 ordinary shares, respectively, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to September 30, 2024.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2024 and December 31, 2023, the Company had $13,053 and $5,308 cash held in operating bank account, respectively.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

Schedule of Basic and Diluted Net income Per Share

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net income	$227,631	$454,799	$1,212,138	$1,969,273
Denominator: weighted average number of ordinary shares	6,129,379	9,109,259	6,988,761	9,493,462
Basic and diluted net income per ordinary share	$0.04	$0.05	$0.17	$0.21

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Party

As of September 30, 2024 and December 31, 2023, the amounts due to related party was $144,060 and $54,535, respectively, for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

Convertible Promissory Notes - Related Party

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

From January 1, 2024 to September 30, 2024, the Company issued five unsecured promissory notes (together with the convertible promissory notes as described above, were called “Convertible Promissory Notes”) amounting to $100,000, $100,000, $100,000, $70,000 and $81,000, respectively, for an aggregated of $451,000, to the Company’s CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

As of September 30, 2024, the Company has borrowed $851,112 under the Convertible Promissory Notes, of which $841,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

As of December 31, 2023, the Company has borrowed $400,112 under the Convertible Promissory Notes, of which $390,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company borrowed $241,112 and $90,112, respectively, which was included in convertible promissory note – related party.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

NOTE 6. DUE TO THIRD PARTY

From July 2024 to September 2024, the company borrowed an aggregated amount of $600,000 from an unrelated third party, which the Company entered into a letter of intent with for a potential business combination. These amounts are unsecured, non-interest bearing and due on demand. As of September 30, 2024, the amounts due to third party was $600,000.

NOTE 7. PROMISSORY NOTE - THIRD PARTY

On August 5, 2024, the Company issued an unsecured promissory note, in an amount of $300,000 to an unrelated third party, which are used as the extension fee and/or working capital. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2024. On October 5, 2024, the principal of $50,000 was due and will be paid on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three and nine months ended September 30, 2024, the Company recorded $3,513 in interest expenses under the promissory note - third party. As of September 30, 2024, the total outstanding under the promissory note- third party was $53,513.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. STOCKHOLDERS’ DEFICIT

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

As of September 30, 2024 and December 31, 2023, there were 2,295,893 ordinary shares issued and outstanding, excluding 2,224,131 and 5,127,282 ordinary shares subject to possible redemption, respectively.

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

NOTE 10. SUBSEQUENT EVENTS

On October 30, 2024, the Company received $75,000 from an unrelated third party, which the Company entered into a letter of intent with for a potential business combination. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the unaudited financial statements were issued, the amounts due to third party was $675,000.

On October 30, 2024, the Company received a letter from Nasdaq which confirmed that the Company regained compliance on September 16, 2024 with the filing requirement in Listing Rule 5250(c), as required by the Nasdaq hearing panel’s decision dated August 14, 2024. The Company is subject to a mandatory panel monitor for a period of one year from September 16, 2024. Under the terms of the panel monitor, in the event the Company is again out of compliance with the periodic filing rule during the monitoring period, the Company will have an opportunity to request a new hearing before the panel in order to maintain its listing, rather than being granted additional time to regain compliance or being afforded an applicable cure or compliance period.

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

On October 20, 2023, the Company held an annual general meeting of shareholders (the “Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074, leaving 2,224,131 ordinary shares subject to possible redemption still outstanding as of September 30, 2024.

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

Commencing on August 9, 2022, we have agreed to pay ARC Group Limited, our sponsor’s financial advisor, a total of $10,000 per month for utilities and secretarial and administrative support. In October 2023, the Company and ARC Group Limited terminated the administrative support agreement. As of September 30, 2024, the unpaid balance of $40,000 was reflected as accrued expenses on the balance sheet.

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

On September 5, 2024, the Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024. On September 16, 2024, the Company filed its Form 10-Q for the fiscal quarter ended June 30, 2024.

From July 2024 to September 2024, the Company borrowed $600,000 from an unrelated third party, which the Company entered into a letter of intent with for a potential business combination. These amounts are unsecured, non-interest bearing and due on demand.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2024. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three and nine months ended September 30, 2024, the Company recorded $3,513 in interest expenses under the promissory note - third party. As of September 30, 2024, the total outstanding under the promissory note- third party was $53,513.

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

From January 2024 to August 2024, the Company deposited additional seven tranches of $100,000, for an aggregated of $700,000 into the Trust Account, extending the Termination Date to August 12, 2024.

On September 5, 2024, the Company received a delisting determination letter from the Listing Qualifications Department of Nasdaq advising the Company that the Company is delinquent in filing its Form 10-Q for the period ended June 30, 2024 and this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The failure to timely file the 10-Q was a violation of Nasdaq Listing Rule 5250(c)(1). The Company subsequently filed its Form 10-Q for the period ended June 30, 2024 on September 16, 2024.

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2024 to August 12, 2025.

On October 30, 2024, the Company received a letter from Nasdaq which confirmed that the Company regained compliance on September 16, 2024 with the filing requirement in Listing Rule 5250(c), as required by the Nasdaq hearing panel’s decision dated August 14, 2024. The Company is subject to a mandatory panel monitor for a period of one year from September 16, 2024. Under the terms of the panel monitor, in the event the Company is again out of compliance with the periodic filing rule during the monitoring period, the Company will have an opportunity to request a new hearing before the panel in order to maintain its listing, rather than being granted additional time to regain compliance or being afforded an applicable cure or compliance period.

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

For the three months ended September 30, 2024, we had a net income of $227,631 which consists of investment income earned on investments held in trust account of $581,984 partially offset by operating costs of $350,840 and interest expense of $3,513. For the three months ended September 30, 2023, we had a net income of $454,799, which consists of investment income earned on investments held in trust account of $942,835, partially offset by operating costs of $488,036.

For the nine months ended September 30, 2024, we had a net income of $1,212,138 which consists of investment income earned on investments held in trust account of $2,072,719 partially offset by operating costs of $478,567 and loss on modification of deferred underwriter commission of $378,501 and interest expense of $3,513. For the nine months ended September 30, 2023, we had a net income of $1,969,273 which consists of Investment income earned on investments held in trust account of $2,706,368 and operating costs of $737,095.

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

As of September 30, 2024, we had cash of $13,053 on our balance sheet and a working capital deficit of $2,783,677. We intend to use the funds held outside of the Trust Account and proceeds from Convertible Promissory Notes (as described below) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company borrowed $241,112 and $90,112, respectively, which was included in convertible promissory note - related party.

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

From October 2023 to the filing of this Quarterly Report, the Company’s CFO also paid $144,060, on behalf of us, to the third-party vendors for working capital purposes. These amounts are unsecured, non-interest bearing and due on demand.

From July 2024 to September 2024, the Company borrowed $600,000 from an unrelated third party, which the Company entered into a letter of intent with for a potential business combination. These amounts are unsecured, non-interest bearing and due on demand. The Company recorded them as due to third party on the unaudited condensed balance sheet. As of September 30, 2024, the total due to third party was $600,000.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company recorded $3,513 in interest expenses under the promissory note - third party. As of September 30, 2024, the total outstanding under the promissory note- third party was $53,513. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2025 (subject to the Amended Extension Payment is made as required for each monthly extension), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, there were no critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2024	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)