Form 10-K
period 2024-12-31
Embrace Change Acquisition Corp.
filed 2025-03-11
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $57,681,923.

As of March 11, 2025, there were 4,520,024 ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMBRACE CHANGE ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are limited to a particular industry or geographic location. As approved by our shareholders at the annual general meeting on October 20, 2023, our second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”), as amended, no long restricts us to undertake an initial business combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). Since many of our officers and directors have business experience in China or reside in China, being able to target a business in China may make it easier to find an attractive target business, and it may make us a more attractive partner to Hong Kong and People’s Republic of China targets. Because our offices are in the United States, we currently do not operate in China, and a majority of our officers and directors are outside of China, we are not subject to Chinese regulations, such as those put out by the China Securities Regulatory Commission or Cyberspace Administration of China. However, the relationships of our officers and directors to China could influence the types of targets that they select to acquire due to changes in laws or regulations in China, which could result in significantly reduced securities trading prices of a post-business combination company. Because we are based in the United States and our auditor is based in the United States, we are not subject to the Holding Foreign Companies Accountable Act or related regulations and our auditor is not subject to determinations announced by the PCAOB on December 16, 2021.

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

Recent Developments

Commencing on August 9, 2022, we have agreed to pay ARC Group Limited, our sponsor’s financial advisor, a total of $10,000 per month for utilities and secretarial and administrative support. In October 2023, the Company and ARC Group Limited terminated the administrative support agreement. For the year ended December 31, 2024, the Company has incurred such expenses of $50,000 and paid in full.

On March 4, 2024, the Company and D. Boral Capital LLC (“D. Boral”), formerly known as EF Hutton, division of Benchmark Investments, LLC, the underwriter of Embrace Change’s initial public offering, entered into a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, EF Hutton agreed to revise the deferred underwriting fee of three point five percent (3.50%) of the gross proceeds of the initial public offering, or $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to EF Hutton at the Closing.

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

On August 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which, the Company and its Trustee signed an amendment to the Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2024 to August 12, 2025 (the “Extended Date”), by depositing into the Trust Account $75,000 for each one-month extension (the “Amended Extension Payment”), as approved by the Company’s shareholders in accordance with the Company’s Amended Articles of Association. At the Second Extraordinary General Meeting, the shareholders of the Company approved a special resolution to the Amended Articles of Association to extend the Combination Period from the Termination Date to the Extended Date and to delete words “(less up to US$50,000 of interest to pay dissolution expenses)”.

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

Merger Agreement

On January 26, 2025, the Company entered into a Merger Agreement (as it may be amended from time to time, the “Merger Agreement”), by and between the Company, EMC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Parent (“Purchaser”), EMC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Tianji Tire Global (Cayman) Limited, an exempted company incorporated under the laws of the Cayman Islands with limited liability (“Tianji”), which provides for a Business Combination between Embrace Change and Tianji. Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of, among other things, the Reincorporation Merger and the Reincorporation Plan of Merger by the shareholders of Embrace Change, Embrace Change will merge with and into Purchaser; and Purchaser as the surviving corporation after Reincorporation Merger is hereinafter sometimes referred to as the “Reincorporation Merger Surviving Corporation” with Reincorporation Merger Surviving Corporation remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) promptly after the Reincorporation Merger, Merger Sub will be merged with and into Tianji, with Tianji remaining as the surviving entity, resulting in Tianji being a wholly-owned subsidiary of Reincorporation Merger Surviving Corporation (the “Acquisition Merger”).

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, Sponsor entered into a support agreement with Embrace Change and Tianji (the “Sponsor Support Agreement”), pursuant to which Sponsor agreed to, among other things, approve the Merger Agreement and the proposed Business Combination.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 10.1 to the Current Report of Embrace Change on Form 8-K, filed with the SEC on January 27, 2025 and is incorporated herein by reference.

Company Support Agreement

In connection with the execution of the Merger Agreement, certain Tianji Shareholders entered into a support agreement with Embrace Change and Tianji (the “Company Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Business Combination.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 10.2 to the Current Report of Embrace Change on Form 8-K, filed with the SEC on January 27, 2025 and is incorporated herein by reference.

Additional Agreements to be Executed at Closing

Lock-Up Agreements

Upon the Closing, certain shareholders of Embrace Change and shareholders of Tianji (“Holders”) will execute lock-up agreements (the “Lock-up Agreements”). Pursuant to the Lock-Up Agreements, these Holders will, subject to certain customary exceptions, agree not to (i) sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Reincorporation Merger Surviving Corporation Class A Ordinary Shares held by them (the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares, whether any of these transactions are to be settled by delivery of any such Lock-Up Shares, in cash or otherwise, or (iv) publicly disclose any intention to effect any transaction specified in clauses (i) or (ii), until the date that is six (6) months after the date of the Closing (the “Lock-Up Period”).

Registration Rights Agreement

At the closing of the Business Combination, Reincorporation Merger Surviving Corporation will enter into a registration rights agreement (the “Registration Rights Agreement”) with Sponsor and with certain shareholders of Tianji with respect to certain shares, units, private units (and the private shares and private warrants) to the extent they own at the closing. The Registration Rights Agreement will provide certain demand registration rights and piggyback registration rights to the shareholders, subject to underwriter cutbacks and issuer blackout periods. Reincorporation Merger Surviving Corporation will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which was filed as Exhibit 10.3 to the Current Report of Embrace Change on Form 8-K, filed with the SEC on January 27, 2025, and is incorporated herein by reference.

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

Investment Direction and Strategy

If the Business Combination with Tianji does not close, it is our intention to pursue prospective targets that are in the technology, internet, and consumer sectors, and we will look for companies with established brands, stable cash flow, and readiness to access capital markets. In addition, we want to find companies that are truly technology driven and have strong industry competencies.

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

Investment Criteria

If the Business Combination with Tianji does not close, below is a list of criteria we will consider when evaluating target companies:

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. If the Business Combination with Tianji does not close, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Sources of Target Businesses

If the Business Combination with Tianji does not close, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting.

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

Shareholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days.

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

Redemption of public shares and liquidation if no initial business combination

We will have until August 12, 2025 to consummate an initial business combination. Pursuant to the terms of our Amended Articles of Association, as amended, and the Trust Agreement entered into between us and Continental Stock Transfer & Trust Company on August 9, 2022, as amended on August 9, 2023 and August 12, 2024, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $ 75,000 for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

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

Competition

If the Business Combination with Tianji does not close, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any revised deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

Holders of Record

As of December 31, 2024, there were 4,123,027 of our ordinary shares issued and outstanding held by five stockholders of record, excluding 396,997 ordinary shares underlying the units. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Extension and Redemption

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

On October 20, 2023, the Company held an annual general meeting of shareholders (the “2023 Annual General Meeting”), at which the Company’s shareholders approved to amend the Amended Articles of Association by removing the restriction of the Company to undertake a Business Combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the People’s Republic of China (including Hong Kong and Macau). In connection with the Annual General Meeting, holders of 824,682 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.81 per share, for an aggregate redemption amount of $8,911,074, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding after the October 2023 redemption.

From August 2023 to December 2023, the Company deposited five tranches of $100,000, for an aggregated of $500,000 into the Trust Account, extending the Termination Date to January 12, 2024. From January 2024 to August 2024, the Company deposited additional seven tranches of $100,000, for an aggregated of $700,000 into the Trust Account, extending the Termination Date to August 12, 2024.

On August 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which, the Company and its Trustee signed an amendment to the investment management Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2024 to August 12, 2025 (the “Extended Date”), by depositing into the Trust Account $75,000 for each one-month extension (the “Amended Extension Payment”), as approved by the Company’s shareholders in accordance with the Company’s Amended Articles of Association. At the Second Extraordinary General Meeting, the shareholders of the Company approved a special resolution to the Amended Articles of Association to extend the Combination Period from the Termination Date to the Extended Date and to delete words “(less up to US$50,000 of interest to pay dissolution expenses)”.

In connection with the shareholders’ vote at the Second Extraordinary General Meeting held by the Company on August 12, 2024, 2,903,151 ordinary shares were tendered for redemption, leaving 2,224,131 ordinary shares subject redemption still outstanding after the August 2024 redemption.

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2024 to August 12, 2025. Up to the date the financial statements were issued, there was no additional deposits made other than the payment that was made on September 10, 2024. The Company is obligated to deposit another six tranches of $75,000, for an aggregate of $450,000, to the Trust Account, to extend the date that the Company has to consummate a business combination to March 12, 2025.

Nasdaq Notices

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

Satisfaction and Discharge Agreement

On March 4, 2024, the Company and EF Hutton entered into a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, EF Hutton agreed to revise the deferred underwriting fee of three point five percent (3.50%) of the gross proceeds of the initial public offering, or $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to EF Hutton at the Closing.

Financing from Debt

From July 2024 to December 2024, the Company received $775,000 from a subsidiary of Tianji (as defined below). These amounts are unsecured, non-interest bearing and due on demand. From January 2025 to March 2025, the Company borrowed $200,000 from Tianji and its subsidiaries, these amounts are unsecured, non-interest bearing and due on demand.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of December 31, 2024. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the year ended December 31, 2024, the Company recorded $4,664 in interest expenses under the promissory note - third party. As of December 31, 2024, the total outstanding under the promissory note- third party was $54,664.

Business Combination Agreement

On January 26, 2025, the Company entered into a merger agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, EMC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), EMC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Tianji Tire Global (Cayman) Limited, a Cayman Islands exempted company (“Tianji”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Tianji (the “Acquisition Merger”), with Tianji surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Consideration

At the effective time of the Acquisition Merger, each Tianji Class A ordinary share will be converted into the right to receive one Reincorporation Merger Surviving Corporation Class A ordinary share and each Tianji Class B ordinary share will be converted into the right to receive one Reincorporation Merger Surviving Corporation Class B ordinary share, as outlined in the Merger Agreement.

Purchaser will issue an aggregate of 45,000,000 of its ordinary shares (“Purchaser Ordinary Shares”) with a deemed price per share of US$10.00, for a total value equal to the merger consideration, $450,000,000 (the “Merger Consideration Shares”), to the shareholders of Tianji (the “Tianji Shareholders”) at the Business Combination closing (the “Closing”). Upon Closing, the Tianji Shareholders will no longer hold any rights in the Tianji ordinary shares they held prior to the Closing, and they will hold the right to receive their portion of the Merger Consideration Shares pursuant to the Merger Agreement.

Issuance of Share Consideration

In connection with the Acquisition Merger, fractional shares of the Purchaser Ordinary Shares that would otherwise be issued to the Tianji Shareholders will be rounded down to the nearest whole share.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and after our IPO, searching for a business combination target. Following our IPO, we will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2024, we had a net income of $1,442,593 which consists of investment income earned on investments held in trust account of $2,377,420 partially offset by operating costs of $551,662 and loss on modification of deferred underwriter commission of $378,501 and interest expense of $4,664.

For the year ended December 31, 2023, we had a net income of $2,424,391 which consists of investment income earned on investments held in trust account of $3,486,597 partially offset by operating costs of $1,062,206.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $66,985 on our balance sheet and a working capital deficit of $2,857,923.

We intend to use the funds held outside of the Trust Account, proceeds from Convertible Promissory Notes (as described below) and loans received from the unrelated third parties (as described below) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments held in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, the Company borrowed $241,112 and $90,112, respectively, which was included in convertible promissory note - related party.

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

From October 2023 to December 2024, the Company borrowed $841,112 in total from our Chief Financial Officer, in form of convertible promissory notes, for working capital and extension deposits purposes (as described in Note 5 of the Notes to the Financial Statements). These loans bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, these loans will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering. Up to the date the financial statements were available to be issued, the total amounts borrowed from the CFO under convertible promissory notes were $841,112.

From October 2023 to December 2024, the Company’s CFO also paid $144,060, on behalf of us, to the third-party vendors for working capital purposes. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the financial statements were available to be issued, the total amounts paid by the CFO were $144,060.

From July 2024 to December 2024, the Company borrowed $775,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. The Company recorded them as due to third party on the balance sheet. As of December 31, 2024, the total due to third party was $775,000. From January 2025 to March 2025, the Company borrowed $200,000 from Tianji and its subsidiaries, these amounts are unsecured, non-interest bearing and due on demand. Up to the date the financial statements were issued, the Company received $975,000 from Tianji and its subsidiaries in total.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of December 31, 2024. For the year ended December 31, 2024, the Company recorded $4,664 in interest expenses under the promissory note - third party. As of December 31, 2024, the total outstanding under the promissory note - third party was $54,664. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,499. On March 4, 2024, we and the underwriter, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agreed to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of us, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2024, there were no critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 in fiscal year 2024 and there was no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Fiscal Results

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 11, 2025.

Name	Age	Position
Jingyu Wang	33	Chief Executive Officer and Director
Zheng Yuan	53	Chief Financial Officer and Director
Jiangping (Gary) Xiao	46	Independent Director
Mo Zhou	36	Independent Director
Hang Zhou	53	Independent Director

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

Insider Trading Policy

We have not adopted an insider trading policy. Pursuant the letter agreements (the “Letter Agreements”) dated August 9, 2022 entered by D. Boral, Embrace Change, sponsor, the directors and officers of Embrace Change, transfer of the Company’s shares owned by sponsor, the directors and officers of Embrace Change shall not be made until the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date following the completion of an initial Business Combination on which Embrace Change completes a liquidation, merger, share exchange or other similar transaction that results in all of Embrace Change’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

Under the Letter Agreements, transfers are permitted (a) to Embrace Change’s officers or directors, any affiliates or family members of any of Embrace Change’s officers or directors, any members or partners of Sponsor, and D. Boral, or any of their affiliates or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which Sponsor’s Ordinary Shares, Private Securities or Ordinary Shares, as applicable, were originally purchased; (f) by virtue of the Sponsor’s or the D. Boral’s organizational documents upon liquidation or dissolution of the Sponsor or D. Boral, as applicable; (g) in the event of Embrace Change’s liquidation prior to the completion of a Business Combination; or (h) in the event of completion of a liquidation, merger, share exchange or other similar transaction which results in all of Embrace Change’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property subsequent to the completion of an initial Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these Transfer restrictions and the other restrictions contained in the Letter Agreements

As a result of the foregoing, the Board did not deem it necessary to adopt an insider trading policy at this time. We expect that in connection with the consummation of the initial business combination that the post-business combination company will adopt an insider trading policy.

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

The following table sets forth as of March 11, 2025 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 11, 2025, we had 4,520,024 ordinary shares issued and outstanding, including 4,123,027 ordinary shares and 396,997 ordinary shares underlying units.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the Rights, as the Rights are not convertible within 60 days of March 11, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Jingyu Wang	-	-
Zheng Yuan	-	-
Jiangping (Gary) Xiao	-	-
Hang Zhou	-	-
Zhou Mo	-	-
All current directors and executive officers as a group (five individuals)	-	-
Wuren Fubao Inc.(2)	2,221,964	49.2%
Mizuho Financial Group, Inc.(3)	405,828	9.0%
Wolverine Asset Management, LLC(4)	466,542	10.3%
Polar Asset Management Partners Inc.(5)	250,000	5.5%
TD SECURITIES (USA) LLC(6)	240,719	5.3%
Glazer Capital, LLC(7)	230,000	5.1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 5186 Carroll Canyon Rd, San Diego, CA 92121.
(2)	Represents shares held by our sponsor. Mr. Bin Li has voting and dispositive power over the shares held of record by our sponsor. Mr. Bin Li disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.
(3)	Based on information provided in a Schedule 13G/A filed on February 13, 2025. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the principal office of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(4)	Based on information provided in a Schedule 13G filed by Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust and Robert R. Bellick on February 8, 2024. Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and disposition power over 466,542 of the Issuer’s Ordinary Shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 466,742 of Embrace Change’s Ordinary Shares. The address of the principal office of the reporting persons is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
(5)	Based on information provided in a Schedule 13G filed on February 14, 2025. The address of the principal office of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.
(6)	Based on information provided in a Schedule 13G filed on February 13, 2025. The address of TD Securities (USA) LLC’s ("TDS") principal office and Toronto Dominion Holdings (U.S.A.), Inc.’s ("TDH") principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD Group US Holdings LLC’s ("TD GUS") principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of Toronto Dominion Bank’s ("TD Bank") principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of these shares.
(7)	Based on information provided in a Schedule 13G filed on November 14, 2024. This statement is filed by: (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of Common Stock (as defined in Item 2(d)) held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”); and (ii) Mr. Paul J. Glazer (“Mr. Glazer”), who serves as the Managing Member of Glazer Capital, with respect to the shares of Common Stock held by the Glazer Funds. The address of the business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior to our IPO, we issued an aggregate of 1,437,500 ordinary shares to certain of our initial shareholders. We subsequently declared a share dividend of 0.50 shares for each outstanding share, resulting in 2,156,250 founder shares being outstanding. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding and held by Sponsor. As of December 31, 2024, there were 1,848,214 founder shares issued and outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $0.014 per share.

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

On each of October 10, 2023, November 8, 2023 and December 14, 2023, the Company issued an unsecured promissory note (each is called “October 2023 Convertible Note”, “November 2023 Convertible Note” and “December 2023 Convertible Note”, respectively, collectively with September 2023 Convertible Note were called “Convertible Promissory Notes”) amounting to $100,000, $190,112 and $100,000, respectively, for an aggregated of $390,112, to the Company’s CFO. From January 1, 2024 to December 31, 2024, the Company issued five unsecured promissory notes (together with the convertible promissory notes as described above, were called “Convertible Promissory Notes”) amounting to $100,000, $100,000, $100,000, $70,000 and $81,000, respectively, for an aggregated of $451,000, to the Company’s CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. Up to $500,000 of the convertible Promissory Notes are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

In addition, from October 2023 to December 2024, the CFO paid off certain bills with an aggregated amount of $144,060 for the Company without issuance of any promissory notes. These amounts were unsecured, non-interesting bearing and will be payable as demanded. The Company recorded these amounts as due to related party on the balance sheet.

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

Audit Fees. For the year ended December 31, 2023, fees for our independent registered public accounting firm were $61,500 for the services MaloneBailey performed in connection with the review of the financial information included in our Forms 10-Q for the respective periods and audit of our December 31, 2023 financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2024, fees for our independent registered public accounting firm were $103,000 for the services MaloneBailey performed in connection with the review of the financial information included in our Forms 10-Q for the respective periods and audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

EMBRACE CHANGE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Embrace Change Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Embrace Change Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 11, 2025

EMBRACE CHANGE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Cash	$66,985	$5,308
Total Current Assets	66,985	5,308
Investments held in trust account	26,087,209	56,231,052
Total Assets	$26,154,194	$56,236,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,100,072	$1,077,258
Due to related party	144,060	54,535
Due to third party	775,000	-
Convertible promissory note – related party	851,112	400,112
Promissory note – third party	54,664	-
Total Current Liabilities	2,924,908	1,531,905
Deferred underwriter fee payable	2,966,000	2,587,499
Total Liabilities	5,890,908	4,119,404

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 2,224,131 and 5,127,282 shares issued and outstanding at redemption value of $11.73 per share and $10.97 per share as of December 31, 2024 and December 31, 2023, respectively	26,087,209	56,231,052

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 2,224,131 and 5,127,282 shares subject to redemption, respectively) issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	230	230
Accumulated deficit	(5,824,153)	(4,114,326)
Total Stockholders’ Deficit	(5,823,923)	(4,114,096)
Total Liabilities and Stockholders’ Deficit	$26,154,194	$56,236,360

The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2024	December 31, 2023
Formation and operating costs	$(551,662)	$(1,062,206)
Loss from operations	(551,662)	(1,062,206)
Other income (loss):
Investment income earned on investments held in Trust Account	2,377,420	3,486,597
Loss on modification of deferred underwriting commission	(378,501)	-
Interest expense	(4,664)	-
Total other income	1,994,255	3,486,597
Net income	$1,442,593	$2,424,391
Weighted average shares outstanding, basic and diluted	6,368,204	9,014,565
Basic and diluted net income per ordinary share	$0.23	$0.27

The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(775,000)	(775,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(2,377,420)	(2,377,420)
Net income	-	-	-	1,442,593	1,442,593
Balance – December 31, 2024	2,295,893	$230	$-	$(5,824,153)	$(5,823,923)

The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,295,893	$230	$-	$(2,341,247)	$(2,341,017)
Re-measurement of ordinary shares subject to redemption	-	-	-	(3,486,597)	(3,486,597)
Accretion of offering costs to deficit	-	-	-	(210,873)	(210,873)
Amount deposited into trust account subject to redemption	-	-	-	(500,000)	(500,000)
Net income	-	-	-	2,424,391	2,424,391
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)

The accompanying notes are an integral part of these financial statements.

EMBRACE CHANGE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flow from operating activities:
Net income	$1,442,593	$2,424,391
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(2,377,420)	(3,486,597)
Loss on modification of deferred underwriting commission	378,501	-
Interest expense	4,664	-
Changes in operating assets and liabilities:
Other receivables	-	521
Accounts payable and accrued expenses	22,814	709,334
Net cash used in operating activities	(528,848)	(352,351)

Cash flows from investing activities:
Investment of cash in Trust Account	(775,000)	(500,000)
Cash withdrawn from Trust Account in connection with redemption	33,296,263	24,296,998
Net cash provided by investing activities	32,521,263	23,796,998

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	451,000	400,112
Proceeds from promissory note - third party	300,000	-
Proceeds from related party for working capital purpose	89,525	54,535
Proceeds from third party for working capital purpose	775,000	-
Redemption of ordinary shares	(33,296,263)	(24,296,998)
Repayment of promissory note - third party	(250,000)	-
Net cash used in financing activities	(31,930,738)	(23,842,351)

Net change in cash	61,677	(397,704)
Cash at the beginning of the period	5,308	403,012
Cash at the end of the period	$66,985	$5,308

Supplemental disclosure of non-cash financing activities:
Accretion of offering costs to deficit	$-	$210,873
Re-measurement of ordinary shares subject to redemption(1)	$2,377,420	$3,486,597
Extension funds attributable to ordinary shares subject to redemption	$775,000	$500,000
Deferred underwriting fee payable	$378,501	$-

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on investments held in Trust Account.

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

In connection with the shareholders’ vote at the annual general meeting (“Annual General Meeting”) of shareholders held by the Company on October 20, 2023, 824,682 ordinary shares were tendered for redemption, leaving 5,127,282 ordinary shares subject to possible redemption still outstanding after the October 2023 redemption.

From August 2023 to December 2023, the Company deposited five tranches of $100,000, for an aggregated of $500,000 into the Trust Account, extending the Termination Date to January 12, 2024. From January 2024 to August 2024, the Company deposited additional seven tranches of $100,000, for an aggregated of $700,000 into the Trust Account, extending the Termination Date to August 12, 2024.

On August 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which, the Company and its Trustee signed an amendment to the investment management Trust Agreement, to give the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2024 to August 12, 2025 (the “Extended Date”), by depositing into the Trust Account $75,000 for each one-month extension (the “Amended Extension Payment”), as approved by the Company’s shareholders in accordance with the Company’s Amended Articles of Association. At the Second Extraordinary General Meeting, the shareholders of the Company approved a special resolution to the Amended Articles of Association to extend the Combination Period from the Termination Date to the Extended Date and to delete words “(less up to US$50,000 of interest to pay dissolution expenses)”.

In connection with the shareholders’ vote at the Second Extraordinary General Meeting held by the Company on August 12, 2024, 2,903,151 ordinary shares were tendered for redemption, leaving 2,224,131 ordinary shares subject to possible redemption still outstanding after the August 2024 redemption.

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. The Company has the right to extend the Combination Period eleven (11) more times for an additional one (1) month each time, from September 12, 2024 to August 12, 2025. Up to the date the financial statements were issued, there was no additional deposits made other than the payment that was made on September 10, 2024. The Company is obligated to deposit another six tranches of $75,000, for an aggregate of 450,000, to the Trust Account, to extend the date that the Company has to consummate a business combination to March 12, 2025.

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

Business Combination Agreement

On January 26, 2025, the Company entered into a merger agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, EMC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), incorporated on January 9, 2025, EMC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), incorporated on January 9, 2025, and Tianji Tire Global (Cayman) Limited, a Cayman Islands exempted company (“Tianji”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Tianji (the “Acquisition Merger”), with Tianji surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Consideration

At the effective time of the Acquisition Merger, each Tianji Class A ordinary share will be converted into the right to receive one Reincorporation Merger Surviving Corporation Class A ordinary share and each Tianji Class B ordinary share will be converted into the right to receive one Reincorporation Merger Surviving Corporation Class B ordinary share, as outlined in the Merger Agreement.

Purchaser will issue an aggregate of 45,000,000 of its ordinary shares (“Purchaser Ordinary Shares”) with a deemed price per share of US$10.00, for a total value equal to the merger consideration, $450,000,000 (the “Merger Consideration Shares”), to the shareholders of Tianji (the “Tianji Shareholders”) at the Business Combination closing (the “Closing”). Upon Closing, the Tianji Shareholders will no longer hold any rights in the Tianji ordinary shares they held prior to the Closing, and they will hold the right to receive their portion of the Merger Consideration Shares pursuant to the Merger Agreement.

Issuance of Share Consideration

In connection with the Acquisition Merger, fractional shares of the Purchaser Ordinary Shares that would otherwise be issued to the Tianji Shareholders will be rounded down to the nearest whole share.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $66,985 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the promissory note, which has been terminated upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Notes (as defined and described in Note 5), the amount due to third party which is defined and described in Note 6 and the promissory note - third party which is defined and described in Note 7. As of December 31, 2024, there was $851,112 outstanding under the Convertible Promissory Notes, which was issued to the Company’s related party for extension and working capital purposes, $144,060 due to related party for working capital purposes, $54,664 outstanding under the promissory note - third party, which was issued for working capital purpose and $775,000 due to third party for extension purposes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,985 and $5,308, respectively, in cash outside of trust account as of December 31, 2024 and 2023. The Company had no cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

As of December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2024 and 2023, the estimated fair values of investments held in Trust Account was $26,087,209 and $56,231,052, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Investments held in trust account	$26,087,209	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Investments held in trust account	$56,231,052	$-	$-

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

Accordingly, as of December 31, 2024 and 2023, 2,224,131 and 5,127,282 ordinary shares, respectively, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to December 31, 2024.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 in the fiscal year 2024 and there was no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2024 and 2023, the Company had $66,985 and $5,308 cash, respectively, held in operating bank account.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

Schedule of Basic and Diluted Net income Per Share

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income	$1,442,593	$2,424,391
Denominator: weighted average number of ordinary shares	6,368,204	9,014,565
Basic and diluted net income per ordinary share	$0.23	$0.27

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

Due to Related Party

As of December 31, 2024 and 2023, the amounts due to related party was $144,060 and $54,535, respectively, for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

From January 1, 2024 to December 31, 2024, the Company issued five unsecured promissory notes (together with the convertible promissory notes as described above, were called “Convertible Promissory Notes”) amounting to $100,000, $100,000, $100,000, $70,000 and $81,000, respectively, for an aggregated of $451,000, to the Company’s CFO. The Convertible Promissory Notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination. They are convertible at the CFO’s election upon the consummation of the Company’s Business Combination. Upon such election, the notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Initial Public Offering.

As of December 31, 2024, the Company has borrowed $851,112 under the Convertible Promissory Notes, of which $841,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

As of December 31, 2023, the Company has borrowed $400,112 under the Convertible Promissory Notes, of which $390,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, the Company borrowed $241,112 and $90,112, respectively, which was included in convertible promissory note – related party.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

NOTE 6. DUE TO THIRD PARTY

From July 2024 to December 2024, the Company borrowed an aggregated amount of $775,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. As of December 31, 2024, the amounts due to third party was $775,000.

NOTE 7. PROMISSORY NOTE - THIRD PARTY

On August 5, 2024, the Company issued an unsecured promissory note, in an amount of $300,000 to an unrelated third party, which are used as the extension fee and/or working capital. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of December 31, 2024. On October 5, 2024, the principal of $50,000 was due and will be paid on demand. Up to the date the financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the year ended December 31, 2024, the Company recorded $4,664 in interest expenses under the promissory note - third party. As of December 31, 2024, the total outstanding under the promissory note- third party was $54,664.

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

The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. On March 4, 2024, the Company and the underwriters, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Company evaluated the Satisfaction and Discharge Agreement and concluded that the share settlement portion of the Satisfaction and Discharge Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares. In this case, the share settlement portion of the Satisfaction and Discharge Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Satisfaction and Discharge Agreement executed date (the “Grant Date”). The Company used the public trading price of Class A ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,216,000 in total, or $11.08 per share. The Satisfaction and Discharge Agreement was executed on March 4, 2024, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $1,837,499 deferred liability for the share settlement portion of the Satisfaction and Discharge Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled, in the amount of $378,501, as a result of the Satisfaction and Discharge Agreement was recorded as loss on the modification of deferred underwriting commission in the accompanying statements of operations.

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

As of December 31, 2024 and 2023, there were 2,295,893 ordinary shares issued and outstanding, excluding 2,224,131 and 5,127,282 ordinary shares subject to possible redemption, respectively.

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

NOTE 10. SUBSEQUENT EVENTS

On January 26, 2025, the Company entered into a Merger Agreement by and between the Company, Purchaser, Merger Sub, and Tianji, as described in Note 1.

From January 2025 to March 2025, the Company borrowed an aggregated amount of $200,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the financial statements were issued, the Company received $975,000 in total, from Tianji and its subsidiaries.

Exhibit No.	Description
3.1	Third Amended and Restated Memorandum and Articles of Association of Embrace Change Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 15, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (file No. 333-258221) filed with the SEC on May 13, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (file No. 333-265184) filed with the SEC on July 25, 2022)

4.5	Warrant Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.6	Rights Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

4.7*	Description of Securities

10.1	Form of Letter Agreements, dated August 9, 2022, by and among the Company and its officers, directors, the Sponsor and certain other holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.2	Investment Management Trust Agreement, dated August 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.3	Amendment to the Investment Management Trust Agreement, dated as of August 9, 2023, between Embrace Change Acquisition Corp. and Continental Stock Transfer & Trust Company dated August 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)

10.4	Registration Rights Agreement, dated August 9, 2022, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.5	Form of Indemnity Agreements, dated August 9, 2022, by and among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.6	Unit Subscription Agreement, dated August 9, 2022, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 12, 2022)

10.7	Promissory Note issued by the Company to the Sponsor on September 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 11, 2023)

10.8	Promissory Note issued by the Company to Zheng Yuan on October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 13, 2023)

10.9	Promissory Note issued by the Company to Zheng Yuan on November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 14, 2023)

10.10	Promissory Note issued by the Company to Zheng Yuan on December 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2023)

10.11	Promissory Note issued by the Company to Zheng Yuan on January 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 19, 2024)

10.12	Promissory Note issued by the Company to Zheng Yuan on February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2024)

10.13	Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022, dated March 4, 2024, between the Company and EF Hutton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2024)

10.14	Promissory Note issued by the Company to Zheng Yuan on March 13, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2024)

10.15	Promissory Note issued by the Company to Zheng Yuan on March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 25, 2024).

10.16	Promissory Note issued by the Company to Zheng Yuan on May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 10, 2024).

10.17	Promissory Note issued by the Company on August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 6, 2024).

10.18	Amendment No. 2 to the Investment Management Trust Agreement, dated as of August 12, 2024, between Embrace Change Acquisition Corp. and Continental Stock Transfer & Trust Company dated August 9, 2022, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 15, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on July 26, 2024)

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.2	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 25, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Embrace Change Acquisition Corp.

Dated: March 11, 2025	By:	/s/ Jingyu Wang
	Name:	Jingyu Wang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingyu Wang	Chief Executive Officer. President and Director	March 11, 2025
Jingyu Wang	(Principal Executive Officer)

/s/ Zheng Yuan	Chief Financial Officer	March 11, 2025
Zheng Yuan	(Principal Accounting and Financial Officer)

/s/ Jiangping (Gary) Xiao	Director	March 11, 2025
Jiangping (Gary) Xiao

/s/ Hang Zhou	Director	March 11, 2025
Hang Zhou

/s/ Mo Zhou	Director	March 11, 2025
Mo Zhou