Form 10-Q
period 2025-03-31
Embrace Change Acquisition Corp.
filed 2025-05-20
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 4,520,024 ordinary shares, $0.0001 par value issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash	$17,229	$66,985
Prepaid expenses	63,750	-
Total Current Assets	80,979	66,985
Cash and investments held in trust account	26,354,572	26,087,209
Total Assets	$26,435,551	$26,154,194

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,269,928	$1,100,072
Due to related party	144,060	144,060
Due to third party	975,000	775,000
Convertible promissory note – related party	851,112	851,112
Promissory note – third party	55,789	54,664
Total Current Liabilities	3,295,889	2,924,908
Deferred underwriter fee payable	2,966,000	2,966,000
Total Liabilities	6,261,889	5,890,908

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, 2,224,131 shares issued and outstanding at redemption value of $11.85 and $11.73 per share as of March 31, 2025 and December 31, 2024, respectively	26,354,572	26,087,209

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 2,224,131 shares subject to redemption, respectively) issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	230	230
Accumulated deficit	(6,181,140)	(5,824,153)
Total Stockholders’ Deficit	(6,180,910)	(5,823,923)

Total Liabilities and Stockholders’ Deficit	$26,435,551	$26,154,194

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2025	2024
Formation and operating costs	$(355,862)	$(49,800)
Loss from operations	(355,862)	(49,800)
Other income (loss):
Investment income earned on cash and investments held in Trust Account	267,363	735,578
Loss on modification of deferred underwriting commission	-	(378,501)
Interest expense	(1,125)	-
Total other income	266,238	357,077
Net income (loss)	$(89,624)	$307,277
Weighted average shares outstanding, basic and diluted	4,520,024	7,423,175
Basic and diluted net income (loss) per ordinary share	$(0.02)	$0.04

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	2,295,893	$230	$-	$(5,824,153)	$(5,823,923)
Re-measurement of ordinary shares subject to redemption	-	-	-	(267,363)	(267,363)
Net loss	-	-	-	(89,624)	(89,624)
Balance – March 31, 2025	2,295,893	$230	$-	$(6,181,140)	$(6,180,910)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

			Additional		Total
	Ordinary shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(300,000)	(300,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(735,578)	(735,578)
Net income	-	-	-	307,277	307,277
Balance – March 31, 2024	2,295,893	$230	$-	$(4,842,627)	$(4,842,397)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$(89,624)	$307,277
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on cash and investments held in Trust Account	(267,363)	(735,578)
Loss on modification of deferred underwriting commission	-	378,501
Interest expense	1,125	-
Changes in operating assets and liabilities:
Prepaid expenses	(63,750)	-
Accounts payable and accrued expenses	169,856	(27,925)
Net cash used in operating activities	(249,756)	(77,725)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(300,000)
Net cash used in investing activities	-	(300,000)

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	-	370,000
Proceeds from related party for working capital purpose	-	7,725
Proceeds from third party for working capital purpose	200,000	-
Net cash provided by financing activities	200,000	377,725

Net change in cash	(49,756)	-
Cash at the beginning of the period	66,985	5,308
Cash at the end of the period	$17,229	$5,308

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption(1)	$267,363	$735,578
Extension funds attributable to ordinary shares subject to redemption	$-	$300,000
Deferred underwriting fee payable	$-	$378,501

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on cash and investments held in Trust Account.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for and identifying a Business Combination target, and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Articles of Association (as defined below), offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Ordinary shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Ordinary shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

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

On September 10, 2024 and May 8, 2025, the Company deposited $75,000, for an aggregated of $150,000, into the Trust Account, extending the Termination Date to October 12, 2024. The Company has the right to extend the Combination Period ten (10) more times for an additional one (1) month each time, from October 12, 2024 to August 12, 2025. Up to the date the unaudited interim consolidated financial statements were issued, the Company is obligated to deposit another eight tranches of $75,000, for an aggregate of 600,000, to the Trust Account, to extend the date that the Company has to consummate a business combination to June 12, 2025. As of the date of these unaudited interim consolidated financial statements are issued, $600,000 of the required extension payments, has not been deposited into the Trust Account.

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

On January 9, 2025, EMC Merger Sub 1 (“Purchaser”), a wholly owned subsidiary of the Company and a Cayman Island exempted company, was formed to be the surviving company after the reincorporation merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

On January 9, 2025, EMC Merger Sub 2 (“Merger Sub”), a wholly owned subsidiary of the Purchaser and a Cayman Island exempted company, was formed to be the Merger Sub in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Business Combination Agreement

On January 26, 2025, the Company entered into a merger agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, Purchaser, Merger Sub, and Tianji Tire Global (Cayman) Limited, a Cayman Islands exempted company (“Tianji”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Tianji (the “Acquisition Merger”), with Tianji surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $17,229 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the promissory note, which has been terminated upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Notes (as defined and described in Note 5), the amount due to third party which is defined and described in Note 6 and the promissory note - third party which is defined and described in Note 7. As of March 31, 2025, there was $851,112 outstanding under the Convertible Promissory Notes, which was issued to the Company’s related party for extension and working capital purposes, $144,060 due to related party for working capital purposes, $55,789 outstanding under the promissory note - third party, which was issued for working capital purpose and $975,000 due to third party for extension purposes. Subsequent to March 31, 2025, the Company received an additional $100,000 from Tianji and its subsidiaries for working capital purposes, resulting an aggregated of $1,075,000 due to third party up to the date the unaudited condensed financial statements were issued.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2025 (subject to the Amended Extension Payment is made as required for each monthly extension. There have been deposits of $150,000 for required extension payments to extend the Termination Date to October 12, 2024. The Company has the right to further extend the Termination Date by depositing $75,000 per month, up to ten additional times, through August 12, 2025. As of the date of these unaudited interim consolidated financial statements are issued, $600,000 of the required extension payments, to extend the Termination Date to June 12, 2025, has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

Principles of consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited interim consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $17,229 and $66,985, respectively, in cash outside of trust account as of March 31, 2025 and December 31, 2024. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2025 and December 31, 2024, the estimated fair values of investments held in Trust Account was $26,354,572 and $26,087,209, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$26,354,572	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Cash and investments held in Trust Account	$26,087,209	$-	$-

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

Accordingly, as of March 31, 2025 and December 31, 2024, 2,224,131 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to March 31, 2025.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by the Company’s CODM are interest earned on cash and investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited interim consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2025 and December 31, 2024, the Company had $17,229 and $66,985 cash, respectively, held in operating bank account.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and warrants issued as components of the Private Placement Units (the “Private Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Schedule of Basic and Diluted Net Income (Loss) Per Share

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net income (loss)	$(89,624)	$307,277
Denominator: weighted average number of ordinary shares	4,520,024	7,423,175
Basic and diluted net income (loss) per ordinary share	$(0.02)	$0.04

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s trust account with respect to the private shares, which will expire worthless if the Company does not consummate a business combination. With respect to the Private Warrants, as described in Note 7, the warrant agent shall not register any transfer of Private Warrants until after the consummation of an initial business. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2021, the Company issued an aggregate of 2,156,250 shares of Ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares were further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the initial shareholders do not purchase any Public Shares in the IPO and excluding the Private Units and underlying securities).

Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s Business Combination or earlier if, subsequent to Business Combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Due to Related Party

As of March 31, 2025 and December 31, 2024, the amounts due to related party was $144,060 for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

As of March 31, 2025 and December 31, 2024, the Company has borrowed $851,112 under the Convertible Promissory Notes, of which $841,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company borrowed $241,112, which was included in convertible promissory note – related party.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

NOTE 6. DUE TO THIRD PARTY

From July 2024 to March 2025, the Company borrowed an aggregated amount of $975,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. As of March 31, 2025 and December 31, 2024, the amounts due to third party was $975,000 and $775,000, respectively. Subsequent to March 31, 2025, the Company received an additional $100,000 from Tianji and its subsidiaries for working capital purposes, resulting an aggregated of $1,075,000 due to third party up to the date the unaudited condensed financial statements were issued.

NOTE 7. PROMISSORY NOTE - THIRD PARTY

On August 5, 2024, the Company issued an unsecured promissory note, in an amount of $300,000 to an unrelated third party, which are used as the extension fee and/or working capital. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of March 31, 2025. On October 5, 2024, the principal of $50,000 was due and will be paid on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended March 31, 2025 and 2024, the Company recorded $1,125 and $0 in interest expenses under the promissory note - third party. As of March 31, 2025 and December 31, 2024, the total outstanding under the promissory note- third party was $55,789 and $54,664, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the private units and the underlying private shares and private warrants, and the units issuable upon conversion of working capital loans and the underlying ordinary shares, warrants and rights, pursuant to a Registration Rights Agreement signed on August 9, 2022. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of a Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Company’s IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the Company’s IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement.

The underwriters purchased the 892,855 of additional Units to cover over-allotments, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. On March 4, 2024, the Company and D. Boral Capital (“D. Boral”), formerly known as EF Hutton, division of Benchmark Investments, LLC, the underwriter of Company’s IPO, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company (the “Granted Shares”), shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Company evaluated the Satisfaction and Discharge Agreement and concluded that the share settlement portion of the Satisfaction and Discharge Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares. In this case, the share settlement portion of the Satisfaction and Discharge Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Satisfaction and Discharge Agreement executed date (the “Grant Date”). The Company used the public trading price of ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,216,000 in total, or $11.08 per share. The Satisfaction and Discharge Agreement was executed on March 4, 2024, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $1,837,499 deferred liability for the share settlement portion of the Satisfaction and Discharge Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled, in the amount of $378,501, as a result of the Satisfaction and Discharge Agreement was recorded as loss on the modification of deferred underwriting commission in the accompanying statements of operations.

In addition, the Company paid the representative of the underwriters, at closing of the Initial Public Offering, 1.00% of the of the IPO shares in the Company’s ordinary shares or 73,929 ordinary shares as the underwriters’ over-allotment was partially exercised.

Right of First Refusal

For a period beginning on the closing of the Company’s IPO and ending 6 months from the closing of a business combination, the Company have granted D. Boral a right of first refusal to act as sole investment banker, sole book running manager and/or sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Company’s IPO.

NOTE 9. STOCKHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares of with a par value of $0.0001 per share. Holders of the Company’s Ordinary shares are entitled to one vote for each share.

Prior to the offering, the Company issued 1,437,500 ordinary shares to the Company’s initial shareholders. On October 24, 2021, the Company declared a share dividend of 0.50 shares for each outstanding share, resulting in an aggregate of 2,156,250 founder shares being issued. The aggregate purchase price for the founder shares was $25,000.

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

As of March 31, 2025 and December 31, 2024, there were 2,295,893 ordinary shares issued and outstanding, excluding 2,224,131 ordinary shares subject to possible redemption, respectively.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants (as defined below). The Warrants will become exercisable 30 days after the completion of a Business Combination. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary share issuable upon exercise of the Warrants and a current prospectus relating to such ordinary share. Notwithstanding the foregoing, if a registration statement covering the ordinary share issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company received an aggregated amount of $100,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the unaudited interim consolidated financial statements were issued, the Company received $1,075,000 in total, from Tianji and its subsidiaries.

On May 8, 2025, the Company deposited $75,000 into the Trust Account. There have been deposits of $150,000 for required extension payments to extend the Termination Date to October 12, 2024. The Company has the right to further extend the Termination Date by depositing $75,000 per month, up to ten additional times, through August 12, 2025. As of the date of these unaudited interim consolidated financial statements are issued, $600,000 of the required extension payments, to extend the Termination Date to June 12, 2025, has not been deposited into the Trust Account.

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

Extension and Redemption

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

On September 10, 2024 and May 8, 2025, the Company deposited $75,000, for an aggregated of $150,000, into the Trust Account, which extended the Termination Date to October 12, 2024. The Company has the right to further extend the Termination Date by depositing $75,000 per month, up to ten additional times, through August 12, 2025. As of the date of these unaudited interim consolidated financial statements are issued, $600,000 of the required extension payments, to extend the Termination Date to June 12, 2025, has not been deposited into the Trust Account.

Nasdaq Notices

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

Satisfaction and Discharge Agreement

On March 4, 2024, the Company and D. Boral Capital (“D. Boral”), formerly known as EF Hutton, division of Benchmark Investments, LLC, the underwriter of Company’s IPO, entered into a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, D. Boral agreed to revise the deferred underwriting fee of three point five percent (3.50%) of the gross proceeds of the initial public offering, or $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company, shall be issued and delivered to D. Boral at the Closing.

Financing from Debt

From July 2024 to December 2024, the Company received $775,000 from a subsidiary of Tianji (as defined below). These amounts are unsecured, non-interest bearing and due on demand. From January 2025 to April 2025, the Company borrowed $300,000 from Tianji and its subsidiaries, these amounts are unsecured, non-interest bearing and due on demand.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of March 31, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended March 31, 2025 and 2024, the Company recorded $1,125 and $0 in interest expenses under the promissory note - third party. As of March 31, 2025 and December 31, 2024, the total outstanding under the promissory note- third party was $55,789 and $54,664, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO, the IPO, and after our IPO, searching for and identifying a business combination target, and prepare for a business combination. Following our IPO, we will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2025, we had a net loss of $89,624, which consists of operating costs of $355,862 and interest expense of $1,125, partially offset by investment income earned on investments held in trust account of $267,363.

For the three months ended March 31, 2024, we had a net income of $357,077, which consists of investment income earned on investments held in trust account of $735,578 partially offset by operating costs of $49,800 and loss on modification of deferred underwriter commission of $378,501.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $17,229 on our balance sheet and a working capital deficit of $3,214,910.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company borrowed $241,112 under Working Capital Loans, which was included in convertible promissory note - related party.

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

From October 2023 to December 2024, the Company’s CFO also paid $144,060, on behalf of us, to the third-party vendors for working capital purposes. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the unaudited interim consolidated financial statements were available to be issued, the total amounts paid by the CFO were $144,060.

From July 2024 to December 2024, the Company borrowed $775,000 from Tianji and its subsidiaries. From January 2025 to March 2025, the Company borrowed $200,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. The Company recorded them as due to third party on the consolidated balance sheet. As of March 31, 2025 and December 31, 2024, the total due to third party was $975,000 and $775,000, respectively. Subsequent to March 31, 2025, the Company received an additional $100,000 from Tianji and its subsidiaries for working capital purposes, resulting an aggregated of $1,075,000 due to third party up to the date the unaudited condensed financial statements were issued.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of March 31, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended March 31, 2025 and 2024, the Company recorded $1,125 and $0 in interest expenses under the promissory note - third party. As of March 31, 2025 and December 31, 2024, the total outstanding under the promissory note - third party was $55,789 and $54,664, respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2025 (subject to the Amended Extension Payment is made as required for each monthly extension.   There have been deposits of $150,000 for required extension payments to extend the Termination Date to October 12, 2024. The Company has the right to further extend the Termination Date by depositing $75,000 per month, up to ten additional times, through August 12, 2025. As of the date of these unaudited interim consolidated financial statements are issued, $600,000 of the required extension payments, to extend the Termination Date to June 12, 2025, has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited interim consolidated financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,499. On March 4, 2024, we and D. Boral, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agreed to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of us, shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, there were no critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2022, we consummated our IPO of units (the “Units”), including the issuance of 892,855 Units as a result of the partial exercise of the representative’s over-allotment option. The Units issued in the IPO were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $73,928,550. D. Boral acted as the sole book-running manager for the IPO. US Tiger Securities, Inc. acted as the co-manager for the IPO. The securities in the IPO were registered under the Securities Act on two registration statements on Form S-1 (File Nos. 333-258221 and 333-265184) (as amended, the “Registration Statement”). The Securities and Exchange Commission declared the registration statements effective on May 16, 2022 and August 9, 2022, respectively.

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

Dated: May 20, 2025	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)