Form 10-Q
period 2025-06-30
Embrace Change Acquisition Corp.
filed 2025-08-19
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 4,520,024 ordinary shares (including 2,097,743 shares that have been redeemed but remained unpaid), $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Consolidated Balance Sheets of June 30, 2025 and December 31, 2024 (Unaudited)	1
Consolidated Statements of Operations for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024 (Unaudited)	2
Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024 (Unaudited)	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and for the six months ended June 30, 2024 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	18
Item 3. Quantitative and Qualitative Disclosure about Market Risks	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash	$469	$66,985
Prepaid expenses	42,500	-
Total Current Assets	42,969	66,985
Cash and investments held in trust account	26,781,718	26,087,209
Total Assets	$26,824,687	$26,154,194

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,556,560	$1,100,072
Due to related party	144,060	144,060
Due to third party	1,175,000	775,000
Convertible promissory note – related party	851,112	851,112
Promissory note – third party	56,927	54,664
Total Current Liabilities	3,783,659	2,924,908
Deferred underwriter fee payable	2,966,000	2,966,000
Total Liabilities	6,749,659	5,890,908

Commitments and Contingencies (Note 8)
Ordinary shares subject to possible redemption, 2,224,131 shares issued and outstanding at redemption value of $12.04 and $11.73 per share as of June 30, 2025 and December 31, 2024, respectively	26,781,718	26,087,209

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 2,224,131 shares subject to redemption, respectively) issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	230	230
Accumulated deficit	(6,706,920)	(5,824,153)
Total Stockholders’ Deficit	(6,706,690)	(5,823,923)

Total Liabilities and Stockholders’ Deficit	$26,824,687	$26,154,194

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Formation and operating costs	$(374,642)	$(77,927)	$(730,504)	$(127,727)
Loss from operations	(374,642)	(77,927)	(730,504)	(127,727)
Other income (loss):
Investment income earned on cash and investments held in Trust Account	277,146	755,157	544,509	1,490,735
Loss on modification of deferred underwriting commission	-	-	-	(378,501)
Interest expense	(1,138)	-	(2,263)	-
Total other income	276,008	755,157	542,246	1,112,234
Net income (loss)	$(98,634)	$677,230	$(188,258)	$984,507
Weighted average shares outstanding, basic and diluted	4,520,024	7,423,175	4,520,024	7,423,175
Basic and diluted net income (loss) per ordinary share	$(0.02)	$0.09	$(0.04)	$0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	2,295,893	$230	$-	$(5,824,153)	$(5,823,923)
Re-measurement of ordinary shares subject to redemption	-	-	-	(267,363)	(267,363)
Net loss	-	-	-	(89,624)	(89,624)
Balance – March 31, 2025	2,295,893	$230	$-	$(6,181,140)	$(6,180,910)
Re-measurement of ordinary shares subject to redemption	-	-	-	(277,146)	(277,146)
Additional amount deposit into Trust Account subject to redemption	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	(98,634)	(98,634)
Balance – June 30, 2025	2,295,893	$230	$-	$(6,706,920)	$(6,706,690)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Ordinary shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(300,000)	(300,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(735,578)	(735,578)
Net income	-	-	-	307,277	307,277
Balance – March 31, 2024	2,295,893	$230	$-	$(4,842,627)	$(4,842,397)
Re-measurement of ordinary shares subject to redemption	-	-	-	(755,157)	(755,157)
Net income	-	-	-	677,230	677,230
Balance – June 30, 2024	2,295,893	$230	$-	$(4,920,554)	$(4,920,324)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$(188,258)	$984,507
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on cash and investments held in Trust Account	(544,509)	(1,490,735)
Loss on modification of deferred underwriting commission	-	378,501
Interest expense	2,263	-
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)	(102,300)
Accounts payable and accrued expenses	456,488	(11,274)
Net cash used in operating activities	(316,516)	(241,301)

Cash flows from investing activities:
Investment of cash in Trust Account	(150,000)	(300,000)
Net cash used in investing activities	(150,000)	(300,000)

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	-	451,000
Proceeds from related party for working capital purpose	-	89,525
Proceeds from third party for working capital purpose	400,000	-
Net cash provided by financing activities	400,000	540,525

Net change in cash	(66,516)	(776)
Cash at the beginning of the period	66,985	5,308
Cash at the end of the period	$469	$4,532

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption(1)	$544,509	$1,490,735
Extension funds attributable to ordinary shares subject to redemption	$150,000	$300,000
Deferred underwriting fee payable	$-	$378,501

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on cash and investments held in Trust Account.

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for and identifying a Business Combination target, and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Wuren Fubao Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 9, 2022. On August 12, 2022, the Company consummated its Initial Public Offering of 7,392,855 units (the “Units”, and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 892,855 Units as a result of the partial exercise by EF Hutton, division of Benchmark Investments, LLC (the “Representative”) of its over-allotment option (the “Over-Allotment Option”), at $10.00 per Unit, generating gross proceeds of $73,928,550 (the “Initial Public Offering” or “IPO”), and incurring offering costs of $3,898,030, of which $2,587,499 was for deferred underwriting commissions (see Note 8). As a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares was forfeited to the Company of which was reflected retroactively.

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

On August 9, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the date by which the Company must consummate a business combination (the “Combination Period”) twelve (12) times for an additional one (1) month each time, from August 12, 2023 (i.e. the end of 12 months from the consummation of its Initial Public Offering, the “Termination Date”) to August 12, 2024, pursuant to the Trust Agreement, by deleting the amended and restated memorandum and articles of association (the “Articles of Association”) in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company (the “Amended Articles of Association”); (b) as an ordinary resolution, an amendment to the investment management trust agreement dated as of August 9, 2022 (the “Trust Agreement”) between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to extend the Combination Period from the Termination Date to August 12, 2024, by depositing into the Trust Account the lesser of $100,000 or $0.045 per outstanding public share for each one-month extension; and (c) as a special resolution, an amendment to the Articles of Association to remove the net tangible asset requirement from the Articles of Association in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission by deleting the Articles of Association in its entirety and substitute it with the second amended and restated memorandum and articles of association of the Company. In connection with the shareholders’ vote at the First Extraordinary General Meeting, 1,550,710 ordinary shares were tendered for redemption. On August 14, 2023, the Company accepted a reversal request for 109,819 shares. As a result, a total of 1,440,891 ordinary shares were redeemed at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of $15,385,924, leaving 5,951,964 ordinary shares subject to possible redemption still outstanding after the August 2023 redemption.

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

On August 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2024 to August 12, 2025, pursuant to the Trust Agreement, by deleting the second amended and restated memorandum and articles of association in its entirety and substitute it with the third amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2024 to August 12, 2025, by depositing into the Trust Agreement $75,000 for each one-month extension. In connection with the shareholders’ vote at the Second Extraordinary General Meeting held by the Company on August 12, 2024, 2,903,151 ordinary shares were tendered for redemption, leaving 2,224,131 ordinary shares subject to possible redemption still outstanding after the August 2024 redemption.

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. On May 8, 2025 and June 3, 2025, the Company deposited two tranches of $75,000, for an aggregated of $150,000, into the Trust Account.

On August 11, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period from August 12, 2025 to August 12, 2026, pursuant to the Trust Agreement, by deleting the third amended and restated memorandum and articles of association in its entirety and substitute it with the fourth amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2025 to August 12, 2026. In connection with the shareholders’ vote at the Third Extraordinary General Meeting of shareholders held by the Company on August 11, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 2,422,281 ordinary shares still outstanding after the August 2025 redemption.

On August 11, 2025, the Company deposited $400,000 into the Trust Account. Up to the date the unaudited interim consolidated financial statements were issued, the Company is obligated to deposit another $275,000, to the Trust Account. As of the date of these unaudited interim consolidated financial statements are issued, $275,000 of the required extension payments, has not been deposited into the Trust Account.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $469 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the promissory note, which has been terminated upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Notes (as defined and described in Note 5), the amount due to third party which is defined and described in Note 6 and the promissory note - third party which is defined and described in Note 7. As of June 30, 2025, there was $851,112 outstanding under the Convertible Promissory Notes, which was issued to the Company’s related party for extension and working capital purposes, $144,060 due to related party for working capital purposes, $56,927 outstanding under the promissory note - third party, which was issued for working capital purpose and $1,175,000 due to third party for extension purposes. Subsequent to June 30, 2025, the Company received an additional $500,000 from Tianji and its subsidiaries for working capital purposes, resulting an aggregated of $1,675,000 due to third party up to the date the unaudited consolidated financial statements were issued.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2026 (as of the date of these unaudited interim consolidated financial statements are issued, $275,000 of the required extension payments has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $469 and $66,985, respectively, in cash outside of trust account as of June 30, 2025 and December 31, 2024. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on cash and investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2025 and December 31, 2024, the estimated fair values of cash and investments held in Trust Account was $26,781,718 and $26,087,209, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$26,781,718	$-	$-

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

Accordingly, as of June 30, 2025 and December 31, 2024, 2,224,131 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to June 30, 2025.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which are included in the accompanying statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2025 and December 31, 2024, the Company had $469 and $66,985 cash, respectively, held in operating bank account.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Schedule of Basic and Diluted Net Income (Loss) Per Share

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Net income (loss)	$(98,634)	$677,230	$(188,258)	$984,507
Denominator: weighted average number of ordinary shares	4,520,024	7,423,175	4,520,024	7,423,175
Basic and diluted net income (loss) per ordinary share	$(0.02)	$0.09	$(0.04)	$0.13

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

Each Unit consists of one ordinary share, one warrant and one right. Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described in the IPO prospectus. Each right entitles the holder thereof to acquire one-eighth of one ordinary share (see Note 9).

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

The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Company’s trust account with respect to the private shares, which will expire worthless if the Company does not consummate a business combination. With respect to the Private Warrants, as described in Note 9, the warrant agent shall not register any transfer of Private Warrants until after the consummation of an initial business. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2021, the Company issued an aggregate of 2,156,250 shares of Ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 1, 2022, the sponsor surrendered an aggregate of 287,500 founder shares for no consideration, which surrender was effective retroactively, resulting in 1,868,750 shares being outstanding. On August 12, 2022, as a result of the partial exercise of the Representative’s Over-Allotment Option, an aggregate of 20,536 founder shares was further forfeited to the Company, which surrender was effective retroactively and resulting in 1,848,214 shares being outstanding, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the initial shareholders do not purchase any Public Shares in the IPO and excluding the Private Units and underlying securities).

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

Due to Related Party

As of June 30, 2025 and December 31, 2024, the amounts due to related party was $144,060 for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

As of June 30, 2025 and December 31, 2024, the Company has borrowed $851,112 under the Convertible Promissory Notes, of which $841,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company borrowed $241,112, which was included in convertible promissory note – related party in the consolidated balance sheet.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

NOTE 6. DUE TO THIRD PARTY

From July 2024 to June 30, 2025, the Company borrowed an aggregated amount of $1,175,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. As of June 30, 2025 and December 31, 2024, the amounts due to third party was $1,175,000 and $775,000, respectively.

NOTE 7. PROMISSORY NOTE - THIRD PARTY

On August 5, 2024, the Company issued an unsecured promissory note, in an amount of $300,000 to an unrelated third party, which are used as the extension fee and/or working capital. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of June 30, 2025. On October 5, 2024, the principal of $50,000 was due and will be paid on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended June 30, 2025 and 2024, the Company recorded $1,138 and $0 in interest expenses under the promissory note - third party. For the six months ended June 30, 2025 and 2024, the Company recorded $2,263 and $0 in interest expenses under the promissory note - third party. As of June 30, 2025 and December 31, 2024, the total outstanding under the promissory note- third party was $56,927 and $54,664, respectively.

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

The underwriters were entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Offering, or $739,286 as the underwriters’ over-allotment is partially exercised. The underwriters are also entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering, or $2,587,499 as the underwriters’ over-allotment is partially exercised upon closing of the Business Combination. On March 4, 2024, the Company and D. Boral Capital (“D. Boral”), formerly known as EF Hutton, division of Benchmark Investments, LLC, the underwriter of Company’s IPO, entered into a satisfaction and discharge of indebtedness pursuant to underwriting agreement dated August 9, 2022 (the “Satisfaction and Discharge Agreement”), pursuant to which, the underwriter agrees to revise the deferred underwriting fee of $2,587,499, to (1) $750,000 in cash on the date of the closing of the initial business combination (the “Closing”) and (2) 200,000 of registered and unrestricted shares of the Company (the “Granted Shares”), shall be issued and delivered to the underwriter at the Closing. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The Company evaluated the Satisfaction and Discharge Agreement and concluded that the share settlement portion of the Satisfaction and Discharge Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares. In this case, the share settlement portion of the Satisfaction and Discharge Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Satisfaction and Discharge Agreement executed date (the “Grant Date”). The Company used the public trading price of ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,216,000 in total, or $11.08 per share. The Satisfaction and Discharge Agreement was executed on March 4, 2024, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $1,837,499 deferred liability for the share settlement portion of the Satisfaction and Discharge Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled, in the amount of $378,501, as a result of the Satisfaction and Discharge Agreement was recorded as loss on the modification of deferred underwriting commission in the accompanying consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, there were 2,295,893 ordinary shares issued and outstanding, excluding 2,224,131 ordinary shares subject to possible redemption.

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company received an aggregated amount of $500,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the unaudited interim consolidated financial statements were issued, the Company received $1,675,000 in total, from Tianji and its subsidiaries.

On August 11, 2025, the Company held the Third Extraordinary General Meeting of shareholders, at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period from August 12, 2025 to August 12, 2026, pursuant to the Trust Agreement, by deleting the third amended and restated memorandum and articles of association in its entirety and substitute it with the fourth amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2025 to August 12, 2026.

In connection with the shareholders’ vote at the Third Extraordinary General Meeting of shareholders held by the Company on August 11, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 2,422,281 ordinary shares still outstanding after the August 2025 redemption.

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

On August 12, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period twelve (12) times for an additional one (1) month each time, from August 12, 2024 to August 12, 2025, pursuant to the Trust Agreement, by deleting the second amended and restated memorandum and articles of association in its entirety and substitute it with the third amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2024 to August 12, 2025, by depositing into the Trust Agreement $75,000 for each one-month extension. In connection with the shareholders’ vote at the Second Extraordinary General Meeting held by the Company on August 12, 2024, 2,903,151 ordinary shares were tendered for redemption, leaving 2,224,131 ordinary shares subject to possible redemption still outstanding after the August 2024 redemption.

On September 10, 2024, the Company deposited $75,000 into the Trust Account, extending the Termination Date to September 12, 2024. On May 8, 2025 and June 3, 2025, the Company deposited two tranches of $75,000, for an aggregated of $150,000, into the Trust Account.

On August 11, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period from August 12, 2025 to August 12, 2026, pursuant to the Trust Agreement, by deleting the third amended and restated memorandum and articles of association in its entirety and substitute it with the fourth amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2025 to August 12, 2026. In connection with the shareholders’ vote at the Third Extraordinary General Meeting of shareholders held by the Company on August 11, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 2,422,281 ordinary shares still outstanding after the August 2025 redemption.

On August 11, 2025, the Company deposited $400,000 into the Trust Account. Up to the date the unaudited interim consolidated financial statements were issued, the Company is obligated to deposit another $275,000, to the Trust Account. As of the date of these unaudited interim consolidated financial statements are issued, $275,000 of the required extension payments, has not been deposited into the Trust Account.

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

On August 14, 2025, the Company received a written notice from Nasdaq that the Company’s securities will be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by August 9, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Ordinary Shares, Warrants, Rights and Units will be suspended at the opening of business on August 21, 2025 and a Form 25-NSE will be filed by Nasdaq with SEC, which will remove the Company’s securities from listing and registration on the Nasdaq Stock Market.

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

Financing from Debt

From July 2024 to December 2024, the Company received $775,000 from a subsidiary of Tianji (as defined below). These amounts are unsecured, non-interest bearing and due on demand. From January 2025 to June 2025, the Company borrowed $400,000 from Tianji and its subsidiaries, these amounts are unsecured, non-interest bearing and due on demand.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of June 30, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended June 30, 2025 and 2024, the Company recorded $1,138 and $0 in interest expenses under the promissory note - third party. For the six months ended June 30, 2025 and 2024, the Company recorded $2,263 and $0 in interest expenses under the promissory note - third party. As of June 30, 2025 and December 31, 2024, the total outstanding under the promissory note- third party was $56,927 and $54,664, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO, the IPO, and after our IPO, searching for and identifying a business combination target, and prepare for a business combination. Following our IPO, we will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our consolidated financial statements. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2025, we had a net loss of $98,634, which consists of operating costs of $374,642 and interest expense of $1,138, partially offset by investment income earned on cash and investments held in trust account of $277,146. For the three months ended June 30, 2024, we had a net income of $677,230 which consists of investment income earned on cash and investments held in trust account of $755,157 partially offset by operating costs of $77,927.

For the six months ended June 30, 2025, we had a net loss of $188,258, which consists of operating costs of $730,504 and interest expense of $2,263, partially offset by investment income earned on cash and investments held in trust account of $544,509. For the six months ended June 30, 2024, we had a net income of $984,507 which consists of investment income earned on cash and investments held in trust account of $1,490,735 partially offset by operating costs of $127,727 and loss on modification of deferred underwriter commission of $378,501.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $469 on our balance sheet and a working capital deficit of $3,740,690.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company borrowed $241,112 under Working Capital Loans, which was included in convertible promissory note - related party.

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

From July 2024 to December 2024, the Company borrowed $775,000 from Tianji and its subsidiaries. From January 2025 to June 2025, the Company borrowed $400,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. The Company recorded them as due to third party on the consolidated balance sheet. As of June 30, 2025 and December 31, 2024, the total due to third party was $1,175,000 and $775,000, respectively. Subsequent to June 30, 2025, the Company received an additional $500,000 from Tianji and its subsidiaries for working capital purposes, resulting an aggregated of $1,675,000 due to third party up to the date the unaudited consolidated financial statements were issued.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of June 30, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended June 30, 2025 and 2024, the Company recorded $1,138 and $0 in interest expenses under the promissory note - third party. For the six months ended June 30, 2025 and 2024, the Company recorded $2,263 and $0 in interest expenses under the promissory note - third party. As of June 30, 2025 and December 31, 2024, the total outstanding under the promissory note - third party was $56,927 and $54,664, respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2025 (as of the date of these unaudited interim consolidated financial statements are issued, $275,000 of the required extension payments has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited interim consolidated financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, there were no critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2025	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

