Form 10-Q
period 2025-09-30
Embrace Change Acquisition Corp.
filed 2025-12-10
CIK 1869601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 10, 2025, there were 2,422,281 ordinary shares, $0.0001 par value issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Consolidated Balance Sheets of September 30, 2025 and December 31, 2024 (Unaudited)	1
Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024 (Unaudited)	2
Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024 (Unaudited)	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Statements	19
Item 3. Quantitative and Qualitative Disclosure about Market Risks	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

Signatures	27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash	$5,431	$66,985
Prepaid expenses	21,250	-
Total Current Assets	26,681	66,985
Cash and investments held in trust account	27,469,158	26,087,209
Total Assets	$27,495,839	$26,154,194

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,708,115	$1,100,072
Due to related party	144,060	144,060
Due to third party	1,675,000	775,000
Convertible promissory note – related party	851,112	851,112
Promissory note – third party	58,077	54,664
Amount due to redeemed public shareholders	26,272,128	-
Total Current Liabilities	30,708,492	2,924,908
Deferred underwriter fee payable	2,966,000	2,966,000
Total Liabilities	33,674,492	5,890,908

Commitments and Contingencies (Note 8)
Ordinary shares subject to possible redemption, 126,388 shares (excluding 2,097,743 shares that have been redeemed but remained unpaid as of September 30, 2025) and 2,224,131 shares issued and outstanding at redemption value of $9.47 (1) and $11.73 per share as of September 30, 2025 and December 31, 2024, respectively	1,197,030	26,087,209

Stockholders’ Deficit
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; 2,295,893 (excluding 126,388 and 2,224,131 shares subject to redemption, respectively) issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	230	230
Accumulated deficit	(7,375,913)	(5,824,153)
Total Stockholders’ Deficit	(7,375,683)	(5,823,923)

Total Liabilities and Stockholders’ Deficit	$27,495,839	$26,154,194

(1)	Excludes the extension deposits of $200,000 made in November 2025 and $25,000 made in August 2025. These extension deposits, together with the income from Trust Account of $160,853 earned in October and November 2025, brought the redemption price to approximately $12.51 per share as of December 2, 2025.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Formation and operating costs	$(267,843)	$(350,840)	$(998,347)	$(478,567)
Loss from operations	(267,843)	(350,840)	(998,347)	(478,567)
Other income (loss):
Investment income earned on cash and investments held in Trust Account	287,440	581,984	831,949	2,072,719
Loss on modification of deferred underwriting commission	-	-	-	(378,501)
Interest expense	(1,150)	(3,513)	(3,413)	(3,513)
Total other income	286,290	578,471	828,536	1,690,705
Net income (loss)	$18,447	$227,631	$(169,811)	$1,212,138
Weighted average shares outstanding, basic and diluted	3,379,946	6,129,379	4,135,822	6,988,761
Basic and diluted net income (loss) per ordinary share	$0.01	$0.04	$(0.04)	$0.17

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Ordinary shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	2,295,893	$230	$-	$(5,824,153)	$(5,823,923)
Re-measurement of ordinary shares subject to redemption	-	-	-	(267,363)	(267,363)
Net loss	-	-	-	(89,624)	(89,624)
Balance – March 31, 2025	2,295,893	$230	$-	$(6,181,140)	$(6,180,910)
Re-measurement of ordinary shares subject to redemption	-	-	-	(277,146)	(277,146)
Amount deposited into Trust Account subject to redemption	-	-	-	(150,000)	(150,000)
Net loss	-	-	-	(98,634)	(98,634)
Balance – June 30, 2025	2,295,893	$230	$-	$(6,706,920)	$(6,706,690)
Re-measurement of ordinary shares subject to redemption	-	-	-	(287,440)	(287,440)
Amount deposited into Trust Account subject to redemption	-	-	-	(375,000)	(375,000)
Additional deposit into Trust Account- Extension- held by Trustee	-	-	-	(25,000)	(25,000)
Net income	-	-	-	18,447	18,447
Balance – September 30, 2025	2,295,893	$230	$-	$(7,375,913)	$(7,375,683)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Ordinary shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,295,893	$230	$-	$(4,114,326)	$(4,114,096)
Amount deposited into trust account subject to redemption	-	-	-	(300,000)	(300,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(735,578)	(735,578)
Net income	-	-	-	307,277	307,277
Balance – March 31, 2024	2,295,893	$230	$-	$(4,842,627)	$(4,842,397)

Re-measurement of ordinary shares subject to redemption	-	-	-	(755,157)	(755,157)
Net income	-	-	-	677,230	677,230
Balance – June 30, 2024	2,295,893	$230	$-	$(4,920,554)	$(4,920,324)
Amount deposited into trust account subject to redemption	-	-	-	(475,000)	(475,000)
Re-measurement of ordinary shares subject to redemption	-	-	-	(581,984)	(581,984)
Net income	-	-	-	227,631	227,631
Balance – September 30, 2024	2,295,893	$230	$-	$(5,749,907)	$(5,749,677)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

EMBRACE CHANGE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flow from operating activities:
Net (loss) income	$(169,811)	$1,212,138
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on cash and investments held in Trust Account	(831,949)	(2,072,719)
Loss on modification of deferred underwriting commission	-	378,501
Interest expense	3,413	3,513
Changes in operating assets and liabilities:
Prepaid expenses	(21,250)	(20,250)
Accounts payable and accrued expenses	608,043	91,037
Net cash used in operating activities	(411,554)	(407,780)

Cash flows from investing activities:
Investment of cash in Trust Account	(525,000)	(775,000)
Cash held by trustee	(25,000)	-
Cash withdrawn from Trust Account in connection with redemption	-	33,296,263
Net cash provided by (used in) investing activities	(550,000)	32,521,263

Cash flow from financing activities:
Proceeds from convertible promissory note - related party	-	451,000
Proceeds from promissory note - third party	-	300,000
Proceeds from related party for working capital purpose	-	89,525
Proceeds from third party for working capital purpose	900,000	600,000
Redemption of ordinary shares	-	(33,296,263)
Repayment of promissory note - third party	-	(250,000)
Net cash provided by (used in) financing activities	900,000	(32,105,738)

Net change in cash	(61,554)	7,745
Cash at the beginning of the period	66,985	5,308
Cash at the end of the period	$5,431	$13,053

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption (1)	$831,949	$2,072,719
Extension funds attributable to ordinary shares subject to redemption	$550,000	$775,000
Deferred underwriting fee payable	$-	$378,501
Amount due to redeemed public shareholders	$26,272,128	$-

(1)	The value of ordinary share subject to redemption was re-measured with investment income earned on cash and investments held in Trust Account.

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below) and after the Initial Public Offering, searching for and identifying a Business Combination target, and preparing for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the closing of the Initial Public Offering on August 12, 2022, an amount of $75,776,764 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Units was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Ordinary shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Ordinary shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidate distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

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

On August 11, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period from August 12, 2025 to August 12, 2026, pursuant to the Trust Agreement, by deleting the third amended and restated memorandum and articles of association in its entirety and substitute it with the fourth amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2025 to August 12, 2026. In connection with the shareholders’ vote at the Third Extraordinary General Meeting of shareholders held by the Company on August 11, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 126,388 ordinary shares subject to possible redemption still outstanding after the August 2025 redemption. On December 4, 2025, the Company paid approximately $26 million to holders of 2,097,743 ordinary shares for the redemption requests they submitted on August 11, 2025.

On August 11, 2025, the Company received $400,000 from Tianji and its subsidiaries for extension deposits purposes, of which $375,000 was deposited into the Trust Account and $25,000 was held by the Trustee. These funds were subject to redemption and included in the cash held in Trust Account as of September 30,2025. On November 17, 2025, the Company received $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, of which $200,000 was deposited into the Trust Account and $75,000 was used for working capital purposes. In November, the previously $25,000 held by trustee was also deposited into the Trust Account. As of the date of these unaudited interim consolidated financial statements are issued, $75,000 of the required extension payments, has not been deposited into the Trust Account and the Company is obligated to deposit the $75,000 to the Trust Account.

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

On January 9, 2025, EMC Merger Sub 2 (“Merger Sub”), a Cayman Island exempted company, was formed as a wholly owned subsidiary of the Purchaser to be the merger sub in connection with a contemplated business combination. On October 16, 2025, Merger Sub was re-designated as a wholly owned subsidiary of the Company. It has no principal operations or revenue producing activities.

Business Combination Agreement

On January 26, 2025, the Company entered into a merger agreement, which was amended by the Amendment No. 1 to the Merger Agreement dated October 16, 2025 (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, Purchaser, Merger Sub, and Tianji Tire Global (Cayman) Limited, a Cayman Islands exempted company (“Tianji”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Tianji (the “Acquisition Merger”), with Tianji surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

On October 16, 2025, the Company entered into Amendment No. 1 to the Merger Agreement. The Amendment (1) amended the definition of Merger Sub to reflect that it is a wholly owned subsidiary of Parent, (2) deleted a closing condition that as of the Closing, the Purchaser shall have at least $5,000,001 in net tangible assets, (3) extended the Outside Date (as defined in the Amendment) from August 12, 2025 to August 12, 2026, and (4) added Tianji’s obligation to pay the balance of the extension payment and pay the expenses necessary to and appropriate to effect the transactions contemplated under the Merger Agreement. Under this agreement, Tianji is obligated to pay $275,000 and delayed deposit interest by October 31, 2025. If Tianji breaches this Amendment, the Company is entitled to a late charge equal to five percent (5.0%) of such payment past due for ten (10) or more calendar days. On October 16, 2025, November 3, 2025 and November 13, 2025, Tianji transferred $100,000, $100,000 and $75,000, respectively, for an aggregated of $275,000, to the Company. Using the funds received from Tianji, the Company deposited $200,000 into the Trust Account on November 17, 2025.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $5,431 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,478 under the promissory note, which has been terminated upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, the Convertible Promissory Notes (as defined and described in Note 5), the amount due to third party which is defined and described in Note 6 and the promissory note - third party which is defined and described in Note 7. As of September 30, 2025, there was $851,112 outstanding under the Convertible Promissory Notes, which was issued to the Company’s related party for extension and working capital purposes, $144,060 due to related party for working capital purposes, $58,077 outstanding under the promissory note - third party, which was issued for working capital purpose and $1,675,000 due to third party for extension and working capital purposes. Subsequent to September 30, 2025, the Company received an additional $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, resulting in an aggregated of $1,950,000 due to third party up to the date the unaudited consolidated financial statements were issued.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2026 (as of the date of these unaudited interim consolidated financial statements are issued, $75,000 of the required extension payments has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, respectively, are unaudited. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,431 and $66,985, respectively, in cash outside of trust account as of September 30, 2025 and December 31, 2024. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on cash and investments held in Trust in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2025 and December 31, 2024, the estimated fair values of cash and investments held in Trust Account were $27,469,158 and $26,087,209, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in Trust Account	$27,469,158	$-	$-

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

From August 2023 through August 2024, 5,168,724 ordinary shares were redeemed for an aggregated of approximately $57.6 million, and the related redemption payments have been fully settled. Following the August 12, 2024 redemption, 2,224,131 ordinary shares remained subject to possible redemption. In connection with the shareholders’ vote at the Third Extraordinary General Meeting held by the Company on August 12, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 126,388 ordinary shares remained subject to possible redemption. On December 4, 2025, the Company paid approximately $26 million to holders of 2,097,743 ordinary shares for the redemption requests they submitted on August 11, 2025, and such unpaid amounts have been recorded as amount due to redeemed public shareholders of $26,272,128 on the consolidated balance sheet as of September 30, 2025.

Accordingly, as of September 30, 2025 and December 31, 2024, 126,388 (excluding 2,097,743 shares that have been redeemed but remained unpaid as of September 30, 2025) and 2,224,131 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to September 30, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2025 and December 31, 2024, the Company had $5,431 and $66,985 cash, respectively, held in operating bank account.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Schedule of Basic and Diluted Net Income (Loss) Per Share

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Net income (loss)	$18,447	$227,631	$(169,811)	$1,212,138
Denominator: weighted average number of ordinary shares	3,379,946	6,129,379	4,135,822	6,988,761
Basic and diluted net income (loss) per ordinary share	$0.01	$0.04	$(0.04)	$0.17

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

Due to Related Party

As of September 30, 2025 and December 31, 2024, the amounts due to related party was $144,060 for expenses paid by CFO on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

As of September 30, 2025 and December 31, 2024, the Company has borrowed $851,112 under the Convertible Promissory Notes, of which $841,112 was issued to the Company’s CFO, and $10,000 was issued to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, the Company borrowed $241,112, which was included in convertible promissory note – related party in the consolidated balance sheet.

Office Space Provided by Sponsor

The Company currently maintain executive offices at 5186 Carroll Canyon Rd, San Diego, CA 92121. Such space was provided to the Company free of charge by the Sponsor.

NOTE 6. DUE TO THIRD PARTY

From July 2024 to September 30, 2025, the Company borrowed an aggregated amount of $1,675,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. As of September 30, 2025 and December 31, 2024, the amounts due to third party were $1,675,000 and $775,000, respectively. Subsequent to September 30, 2025, the Company received an additional $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, resulting in an aggregated of $1,950,000 due to third party up to the date the unaudited consolidated financial statements were issued.

NOTE 7. PROMISSORY NOTE - THIRD PARTY

On August 5, 2024, the Company issued an unsecured promissory note, in an amount of $300,000 to an unrelated third party, which are used as the extension fee and/or working capital. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2025. On October 5, 2024, the principal of $50,000 was due and will be paid on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended September 30, 2025 and 2024, the Company recorded $1,150 and $3,513 in interest expenses under the promissory note - third party. For the nine months ended September 30, 2025 and 2024, the Company recorded $3,413 and $3,513 in interest expenses under the promissory note - third party. As of September 30, 2025 and December 31, 2024, the total outstanding under the promissory note - third party was $58,077 and $54,664, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 2,295,893 ordinary shares issued and outstanding, excluding 126,388 and 2,224,131 ordinary shares, respectively, subject to possible redemption.

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company received an aggregated amount of $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes. These amounts are unsecured, non-interest bearing and due on demand. Up to the date the unaudited interim consolidated financial statements were issued, the Company received $1,950,000 in total, from Tianji and its subsidiaries, for working capital and extension deposits purposes.

On December 4, 2025, the Company paid approximately $26 million to holders of 2,097,743 ordinary shares for the redemption requests they submitted on August 11, 2025.

On October 16, 2025, the Company entered into Amendment No. 1 to the Merger Agreement. See Note 1.

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

On August 11, 2025, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”), at which the Company’s shareholders approved the following proposals: (a) as a special resolution, giving the Company the right to extend the Combination Period from August 12, 2025 to August 12, 2026, pursuant to the Trust Agreement, by deleting the third amended and restated memorandum and articles of association in its entirety and substitute it with the fourth amended and restated memorandum and articles of association of the Company; (b) as an ordinary resolution, an amendment to the Trust Agreement, to extend the Combination Period from August 12, 2025 to August 12, 2026. In connection with the shareholders’ vote at the Third Extraordinary General Meeting of shareholders held by the Company on August 11, 2025, 2,097,743 ordinary shares were tendered for redemption, leaving 126,388 ordinary shares still outstanding after the August 2025 redemption. On December 4, 2025, the Company paid approximately $26 million to holders of 2,097,743 ordinary shares for the redemption requests they submitted on August 11, 2025.

On August 11, 2025, the Company received $400,000 from Tianji and its subsidiaries for extension deposits purposes, of which $375,000 was deposited into the Trust Account and $25,000 was held by the Trustee. These funds were subject to redemption and included in the cash held in Trust Account as of September 30,2025. On November 17, 2025, the Company received $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, of which $200,000 was deposited into the Trust Account and $75,000 was used for working capital purposes. In November, the previously $25,000 held by trustee was also deposited into the Trust Account. As of the date of these unaudited interim consolidated financial statements are issued, $75,000 of the required extension payments has not been deposited into the Trust Account, and the Company is obligated to deposit the $75,000 to the Trust Account.

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

On August 14, 2025, the Company received a written notice from Nasdaq that the Company’s securities will be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by August 9, 2025 (36 months from the effectiveness of its IPO registration statement) as required by IM-5101-2. Accordingly, trading in the Company’s Ordinary Shares, Warrants, Rights and Units were suspended at the opening of business on August 21, 2025 and a Form 25-NSE was filed by Nasdaq with SEC on September 18, 2025, which removed the Company’s Ordinary Shares, Warrants, Rights and Units from listing and registration on the Nasdaq Stock Market.

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

Financing from Debt

From July 2024 to December 2024, the Company received $775,000 from a subsidiary of Tianji (as defined below). These amounts are unsecured, non-interest bearing and due on demand. From January 2025 to September 2025, the Company borrowed $900,000 from Tianji and its subsidiaries, these amounts are unsecured, non-interest bearing and due on demand. Subsequent to September 30, 2025, the Company received an additional $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, resulting in an aggregated of $1,950,000 due to third party up to the date the unaudited consolidated financial statements were issued.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended September 30, 2025 and 2024, the Company recorded $1,150 and $3,513 in interest expenses under the promissory note - third party. For the nine months ended September 30, 2025 and 2024, the Company recorded $3,413 and $3,513 in interest expenses under the promissory note - third party. As of September 30, 2025 and December 31, 2024, the total outstanding under the promissory note- third party was $58,077 and $54,664, respectively.

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

On October 16, 2025, the Company entered into Amendment No. 1 to the Merger Agreement. The Amendment (1) amended the definition of Merger Sub to reflect that it is a wholly owned subsidiary of Parent, (2) deleted a closing condition that as of the Closing, the Purchaser shall have at least $5,000,001 in net tangible assets, (3) extended the Outside Date (as defined in the Amendment) from August 12, 2025 to August 12, 2026, and (4) added Tianji’s obligation to pay the balance of the extension payment and pay the expenses necessary to and appropriate to effect the transactions contemplated under the Merger Agreement. Under this agreement, Tianji is obligated to pay $275,000 and delayed deposit interest by October 31, 2025. If Tianji breaches this Amendment, the Company is entitled to a late charge equal to five percent (5.0%) of such payment past due for ten (10) or more calendar days. On October 16, 2025, November 3, 2025 and November 13, 2025, Tianji transferred $100,000, $100,000 and $75,000, respectively, for an aggregated of $275,000, to the Company. Using the funds received from Tianji, the Company deposited $200,000 into the Trust Account on November 17, 2025.

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

For the three months ended September 30, 2025, we had a net income of 18,447, which consists of investment income earned on cash and investments held in trust account of $287,440, partially offset by operating costs of $267,843 and interest expense of $1,150. For the three months ended September 30, 2024, we had a net income of $277,631 which consists of investment income earned on cash and investments held in trust account of $581,984 partially offset by operating costs of $350,840 and interest expense of $3,513.

For the nine months ended September 30, 2025, we had a net loss of $169,811, which consists of operating costs of $998,347 and interest expense of $3,413, partially offset by investment income earned on cash and investments held in trust account of $831,949. For the nine months ended September 30, 2024, we had a net income of $1,212,138 which consists of investment income earned on cash and investments held in trust account of $2,072,719 partially offset by operating costs of $478,567, loss on modification of deferred underwriter commission of $378,501 and interest expense of $3,513.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $5,431 on our balance sheet and a working capital deficit of $30,681,811.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, the Company borrowed $241,112 under Working Capital Loans, which was included in convertible promissory note - related party.

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

From July 2024 to December 2024, the Company borrowed $775,000 from Tianji and its subsidiaries. From January 2025 to September 2025, the Company borrowed $900,000 from Tianji and its subsidiaries. These amounts are unsecured, non-interest bearing and due on demand. The Company recorded them as due to third party on the consolidated balance sheet. As of September 30, 2025 and December 31, 2024, the total due to third party was $1,675,000 and $775,000, respectively. Subsequent to September 30, 2025, the Company received an additional $275,000 from Tianji and its subsidiaries for working capital and extension deposits purposes, resulting in an aggregated of $1,950,000 due to third party   up to the date the unaudited consolidated financial statements were issued.

On August 5, 2024, the Company borrowed $300,000 from another unrelated third party, by issuing a promissory note. The unpaid principal balance of this note bears an annual interest rate of nine point one two seven percent (9.127%) per annum. The note will be due two months after executed. On August 6, 2024, the Company received the $300,000 in full under such note. On September 10, 2024, and September 27, 2024, the Company repaid $100,000 and $150,000, respectively, to the payee, leaving $50,000 in principal unpaid as of September 30, 2025. On October 5, 2024, the remaining principal of $50,000 was due and will be payable on demand. Up to the date the unaudited interim consolidated financial statements were issued, the principal of $50,000 remained unpaid and past due.

For the three months ended September 30, 2025 and 2024, the Company recorded $1,150 and $3,513 in interest expenses under the promissory note - third party. For the nine months ended September 30, 2025 and 2024, the Company recorded $3,413 and $3,513 in interest expenses under the promissory note - third party. As of September 30, 2025 and December 31, 2024, the total outstanding under the promissory note - third party was $58,077 and $54,664, respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination by August 12, 2026 (as of the date of these unaudited interim consolidated financial statements are issued, $75,000 of the required extension payments has not been deposited into the Trust Account), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited interim consolidated financial statements are issued. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited interim consolidated financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, there were no critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 10, 2025	EMBRACE CHANGE ACQUISITION CORP.

	By:	/s/ Zheng Yuan
	Name:	Zheng Yuan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

